Form 10-Q
period 1996-03-31
INTERWEST BANCORP INC
filed 1996-05-14
CIK 949504

SECURITIES AND EXCHANGE COMMISSION
                          Washington D.C.  20549


                                FORM 10-Q

                                (Mark One)
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

     For the quarterly period ended March 31, 1996

(  ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the transition period from __________  to  __________

     Commission file number

     InterWest Bancorp, Inc.
     (Exact name of registrant as specified in its charter)

     Chartered by the State of Washington
    (State or other jurisdiction of incorporation or organization)

     91-1691216
    (I.R.S. Employer Identification No.)


     1259 West Pioneer Way
     Oak Harbor, Washington
    (Address of principal executive offices)


     98277
    (Zip Code)


Registrant's telephone number including area code:  (360) 679-4181



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                        YES  [x]    NO  [ ]


As of March 31, 1996 6,433,934 shares of common stock were outstanding with a par value of $.20.

                      INTERWEST BANCORP, INC


INDEX         PAGE

PART 1.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Statements of Financial                     1
              Condition

              Consolidated Statements of Operations                    2-3

              Consolidated Statements of Stockholder's Equity          4

              Consolidated Statements of Cash Flow                     5-6

              Notes to Consolidated Financial Statements               7-8


Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      9-16

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                        17

Item 2.       Changes in Securities                                    17

Item 3.       Defaults Upon Senior Securities                          17

Item 4.       Submission of Matters to a Vote of Security Holders      17

Item 5.       Other Information                                        17

Item 6.       Exhibits and Reports on Form 8-K                         17

SIGNATURES                                                             18

                     INTERWEST BANCORP, INC.
          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               (in thousands except share amounts)

                                                March 31,      September 30,
                                                 1996              1995
                                               (Unaudited)
ASSETS                                         ----------      -----------
 Cash and cash equivalents                     $   62,473      $    34,907
 Mortgage-backed and related securities
   available for sale, at fair value              386,352          114,936
 Investment securities held to maturity             1,439           20,902
 Mortgage-backed and related securities
  held to maturity                                 88,339          293,356
 Loans receivable, net                            759,787          737,410
 Loans held for sale, fair value                        0            9,581
 Accrued interest receivable                        8,648            7,716
 Real estate held for sale and for development      8,795            7,147
 Federal Home Loan Bank (FHLB) stock, at cost      19,216           13,600
 Premises and equipment, net                       27,202           23,543
 Intangible assets                                  2,720            1,517
 Other assets                                       3,577            2,410
                                               ----------       ----------
 Total Assets                                  $1,368,548       $1,267,025
                                               ==========       ==========
LIABILITIES
 Customer deposits                             $  892,722       $  860,397
 Federal Home Loan Bank advances                  332,048          267,756
 Securities sold under agreements to repurchase    39,110           40,000
 Accrued expenses and other liabilities             8,601            6,812
 Advance payments by borrowers
  for taxes and insurance                             926              948
 Other borrowings                                   1,023            1,225
                                               ----------       ----------
 Total liabilities                              1,274,430        1,177,138

STOCKHOLDERS' EQUITY
 Common stock, par value  $.20 per share
 Authorized 20,000,000 shares Issued and
 outstanding 6,433,934 and 6,398,398                1,299            1,295
 Paid-in-capital                                   14,686           14,505
 Treasury stock                                      <289>            <289>
 Retained earnings                                 80,217           74,325
 Debt related to ESOP                                <512>            <712>
 Net Unrealized gain (loss)
  on securities available for sale                 <1,283>             763

 Total stockholders' equity                        94,118           89,887
                                               ----------       ----------
 Total                                         $1,368,548       $1,267,025
                                               ==========       ==========
Stockholders' equity/total assets                   6.88%            7.09%

Book value per share                              $14.63           $14.05

                         INTERWEST BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                            (in thousands)
                              (unaudited)

                                  Quarter Ended          Six Months
                                  March 31,              Ended March 31,
                                1996       1995          1996       1995
INTEREST INCOME                ------     ------        ------     ------
 Loans receivable             $17,109    $14,043       $34,128    $27,629
 Mortgage-backed and
  related securities            7,544      5,403        14,471     10,965
 Interest-earning deposits        665        213         1,037        336
 Investment securities            324        662           690      1,334
                               ------     ------        ------     ------
                               25,642     20,321        50,326     40,264
INTEREST EXPENSE
 Customer deposits             10,286      9,885        21,200     18,826
 FHLB advances and other
  borrowings                    4,879      2,643         9,268      5,146
                               ------     ------        ------     ------
                               15,165     12,528        30,468     23,972
Net interest income before
 provision for losses on loans 10,477      7,793        19,858     16,292

 Provision for losses on loans    300        150           550        300

Net interest income after
 provision for losses on loans 10,177      7,643        19,308     15,992

OTHER OPERATING INCOME
 Gain on sale of loans            725        291           918        394
 Gain on sale of loan servicing     0      1,657             0      1,657
 Service fees                   1,228        558         1,899      1,163
 Insurance commissions            417        459           802        740
 Other                            528        117           709        274
 Gain (loss) on sale of investment
  securities and mortgage-backed
  and related securities          348                      559          0
                             --------   --------      --------   --------
                                3,246      3,082         4,887      4,228

OTHER OPERATING EXPENSE
 Compensation and employee
  benefits                      3,878      2,742         6,771      5,339
 General and administrative     1,786      1,367         3,096      2,569
 Loss (gain) from real estate
  write-downs and operations       25        550          <198>       586
 Occupancy                        808        627         1,521      1,218
 Data Processing                  471        422           926        821
 FDIC Premium Assessment          490        453           964        874
                             --------   --------      --------   --------
                                7,458      6,161        13,080     11,407

Income before federal
  income taxes                  5,965      4,564        11,115      8,813

FEDERAL INCOME TAX EXPENSE      2,040      1,602         3,795      2,993
                             --------   --------      --------   --------
NET INCOME                   $  3,925   $  2,962      $  7,320   $  5,820
                             ========   ========      ========   ========

                         INTERWEST BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (unaudited)

                                  Quarter Ended          Six Months
                                  March 31,              Ended March 31,
                                1996       1995          1996       1995
                               ------     ------        ------     ------
  Net income per share          $.60       $.45         $1.12       $.90

  Cash Dividend declared        $.12      $.075          $.22       $.15

Weighted average shares
  outstanding              6,553,134   6,534,137    6,540,266   6,486,044

  Return on average equity     16.81%     14.13%        15.86%     14.08%
  Return on average assets      1.18%      1.08%         1.13%      1.07%

                         INTERWEST BANCORP, INC.
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   (in thousands except share amounts)
                               (unaudited)
                                                                    Unrealized
                                                                    gain (loss)
                              Common Stock                          on securities  Debt
                          # of Shares   Amount   Paid-in  Retained  available for  Related  Treasury
                                                 Capital  Earnings  sale           to ESOP  Stock     Total
                          -----------   ------   -------  --------  -------------  -------  -------   -----
Balance, September 30, 1994 6,449,639   $1,290   $14,331   $64,588          $<29>    ----     ----  $80,180

Net Income                                                   5,820                                    5,820

Cash Dividends                                                <970>                                    <970>

Proceeds from sale of
  Common Stock                 18,815        4       132                                                136

ESOP Loan Transaction

Unrealized loss on securities
  available for sale                                                         140                        140
                          -----------   ------   -------  --------  -------------  -------  -------   -----
Balance, March  31, 1995  $ 6,468,454   $1,294   $14,463   $69,438          $111     ----     ----  $85,306
                          ===========   ======   =======   =======   ============   ======   ====== =======

Balance, September 30, 1995 6,398,398   $1,295   $14,505   $74,325          $763     $<712>  $<289> $89,887

Net Income                                                   7,320                                    7,320

Cash Dividends                                              <1,428>                                  <1,428>

Proceeds from sale of
  Common Stock                 19,462        4       181                                                185

ESOP loan transaction          16,074                                                  200              200

Unrealized loss on
 Securities available for sale                                            <2,046>                    <2,046>
                          -----------   ------   -------  --------  -------------  -------  -------   -----
Balance, March  31, 1996    6,433,934   $1,299   $14,686   $80,217       $<1,283>    $<512>  $<289> $94,118
                          ===========   ======   =======   =======   ============   ======   ====== =======

                     INTERWEST BANCORP, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands)
                           (unaudited)

                                               Six months ended March 31,
                                                  1996           1995
                                                 ------         ------
OPERATING ACTIVITIES
Net Income                                      $ 7,320        $ 5,820
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization                      722            619
 Provision for losses on loans                      550            300
 Provision for loss on real estate held for sale   (250)           500
 Accretion of premiums and discounts, net         1,126           (156)
 Gain on sale of loans                             (918)          (394)
 Gain on sale of investment securities and
  mortgage-backed and related securities           (559)            --
 Gain on sale of real estate held for sale and
  for development and premises and equipment         (2)            --
 Amortization of deferred loan fees              (1,964)        (2,400)
 FHLB stock dividends                              (570)          (298)
Cash provided (used) by changes in
 operating assets and liabilities:
 Accrued interest receivable                       (932)          (538)
 Other assets                                    (1,166)          (524)
 Accrued expenses and other liabilities           2,694          1,569
 Advance payments by borrowers for
  taxes and insurance                               (22)           (17)
BALANCE, net cash provided by                   -------        -------
 operating activities, carried forward          $ 6,029        $ 4,481
                                                =======        =======

                     INTERWEST BANCORP, INC.
        CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                         (in thousands)
                           (unaudited)
                                               Six months ended March 31,
                                                  1996           1995
                                                 ------         ------
BALANCE, net cash provided by
 operating activities, brought forward          $ 6,029        $ 4,481
INVESTING ACTIVITIES
 Proceeds from maturing investment securities    20,300            250
  held to maturity
 Purchase of investment securities held to
  maturity                                         (819)          (383)
 Principal repayments from mortgage-backed
  and related securities available for sale      17,160          2,240
 Principal repayments from mortgage-backed
  and related securities held to maturity         6,503          5,719
 Purchase of mortgage-backed
  and related securities held to maturity         -----         (2,321)
 Purchase of mortgage-backed and related
  securities available for sale                (232,296)       (17,187)
 Proceeds from sale of mortgage-backed and
  related securities available for sale         138,501         28,177
 Proceeds from sale of loans                     56,005         67,239
 Loan originations, net of repayments           (65,177)       (82,966)
 Loan fees deferred                              (1,467)         1,469
 Proceeds from sale of real estate held for
  sale and for development                          597            320
 Purchases of premises and equipment             (4,291)        (2,988)
 Purchase of FHLB stock                          (5,046)          (438)
 Redemption of FHLB stock                          ----            646
 Capital additions to real estate held for sale  (1,820)          (243)
 Acquisition of intangible asset                 (1,291)          ----

 Net cash used by investing activities          (73,141)          (466)

FINANCING ACTIVITIES
 Net increase (decrease) in customer deposits    14,869        (11,127)
 Net increase  in certificates of deposit        17,456         65,018
 Proceeds from FHLB advances and other
  borrowings                                    314,110        216,050
 Repayment of FHLB advances and other
  borrowings                                   (250,711)      (274,856)
 Dividends paid                                  (1,231)          (970)
 Issuance of common stock                           185            136
 Net cash provided (used) by
  financing activities                           94,678         (5,749)

 Net increase (decrease) in cash and
  cash equivalents                               27,566         (1,734)
CASH AND CASH EQUIVALENTS
 Beginning of quarter                            34,907         30,193
 End of quarter                                 $62,473        $28,459

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
 Interest                                     $  10,702      $   6,528
 Income taxes                                     1,755          3,125
 Noncash transactions:
 Loans transferred to real estate held
  for sale, net                                     175            154
 Transfer of premises to real estate held
  for sale                                         ----            617
 Transfer of securities held to maturity
  to available for sale                         198,523           ----

                               INTERWEST BANCORP, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            PERIOD ENDED MARCH 31, 1996
                           (unaudited)


NOTE A - Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with general accepted accounting principles for interim financial information and with the instructions to the Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the quarter and six months ended March 31, 1996 and 1995 are not necessarily indicative of the operating results for the full year. The September 30, 1995 consolidated statement of financial condition presented with the interim financial statements was audited and received an unqualified opinion. For further information, refer to the consolidated financial statements and footnotes thereto included in the InterWest's annual report for the year ended September 30, 1995.

NOTE B - Net Income per Share

The weighted average shares outstanding during the quarter and six months ended March 31, 1996 and 1995 include the effect of shares held by the Employee Stock Ownership Plan (ESOP) and stock options granted. Earnings per share for the quarter ended March 31, 1996 and 1995 are calculated on the basis of 6,553,134 and 6,534,137 weighted average shares outstanding, respectively. Earnings per share for the six months ended March 31, 1996 and 1995 are calculated on the basis of 6,540,266 and 6,486,044 weighted average shares outstanding, respectively.

NOTE C - Reclassification

Certain reclassifications have been made to prior financial statements to conform with current presentation. Such reclassifications have no effect on net income.

NOTE D- Impaired Loans

On October 1, 1995, Interwest adopted Statement of Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan. It is applicable to all loans except large groups of smaller-balance homogenous loans that are collectively evaluated for impairment, loans measured at fair value or at the lower of cost or fair value, leases, and debt securities (as defined by SFAS No. 115). InterWest considers all single-family residential (including construction), mobile home and consumer loans to be smaller balance homogenous loans. SFAS No. 114 also applies to all loans that are restructured in a troubled debt restructuring. A troubled debt restructuring is a restructuring in which the creditor grants a concession to the borrower that it would not otherwise consider. However, such loans restructured prior to the effective date of SFAS No.114 that are performing in accordance with their restructured terms are accounted for in accordance with SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings.

A loan is impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. SFAS No. 114 requires that the valuation of impaired loans be based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The amount of the impairment and any subsequent changes are recorded through the provision loan losses as an adjustment to the allowance for loan losses.

Generally, InterWest evaluates a loan for impairment in accordance with SFAS No. 114 when it is placed on nonaccrual status or if a loan is internally risk rated as substandard or doubtful. The detailed analysis includes techniques to estimate the fair value of the loan collateral and the existence of potential alternative sources of repayment. While an impaired loan will always be a classified asset, it may or may not be nonaccrual. Adopting SFAS No. 114 did not affect InterWest's charge-off policy.

InterWest normally recognizes interest income on the accrual basis, however, if the impaired loan is 90 days delinquent or management doubts the collectibility of the unpaid interest, then interest income is recorded on the receipt of cash.

The adoption of SFAS No. 114 had no material impact on the results of operations or financial condition of InterWest.

The following is a summary of loans considered to be impaired in accordance with SFAS No. 114 and the related interest income:

                                                             March 31, 1996
                                                             (In thousands)
                                                             --------------
Recorded investment in impaired loans not requiring an
 allowance for loan losses in accordance with SFAS No. 114         $4,318
Recorded investment in impaired loans requiring an allowance
 for loan losses in accordance with SFAS No. 114                      900
                                                                   ------
    Total recorded investment in impaired loans                    $5,218
                                                                   ======
Average recorded investment in impaired loans for the three
 months ended                                                      $5,231
Interest income recognized for the three months ended                  89

Average recorded investment in impaired loans for the six
 months ended                                                       5,256
Interest income recognized for the six months ended                   179

All impaired loans were evaluated for impairment based on the fair value of the loan's collateral as all impaired loans are collateral dependent. The allowance for loan losses on impaired loans as measured in accordance with SFAS No. 114 was $72,000 at March 31, 1996.

                               INTERWEST BANCORP, INC
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS


On January 10, 1996, InterWest and InterWest Savings Bank entered into an Agreement and Plan of Mergers ("Agreement") with Central Bancorporation ("Central"), and its two-wholly owned subsidiaries, Central Washington Bank and North Central Washington Bank, pursuant to which Central will be merged into InterWest. At December 31, 1995, Central had 10 offices located in central Washington and assets of $203.4 million, total loans and mortgage backed securities of $137.9 million, total customer deposits of $179.9 million, and stockholder equity of $15.9 million. The Agreement provides that Central's common stock will be exchanged for shares of InterWest common stock pursuant to a specified exchange ratio. The aggregate value of the consideration is approximately $34.5 million, subject to certain adjustments. Consummation of the acquisition is subject to several conditions, including receipt of applicable regulatory approval and approval by InterWest's and Central's shareholders. It is anticipated that the merger will be completed during July of 1996 and will be treated as a pooling-of-interests.

Total assets increased $101.5 million from September 30, 1995 to $1.37 billion at March 31, 1996. This increase was primarily due to an increase in mortgage-backed and related securities of $66.4 million, an increase in cash of $27.6 million and an increase in loans of $22.4 million. These increases were partially offset by a decrease in investment securities of $19.5 million.

During December, 1995, InterWest Bancorp took advantage of the one-time amnesty provided by the Financial Accounting Standards Board under SFAS 115, to transfer $198.5 million mortgage-backed and related securities classified as held to maturity to available for sale. Many of those securities transferred were fixed rate securities. This transfer allowed InterWest to sell $89.4 million of securities which had been previously classified as held to maturity at a net gain of $211,000. At March 31, 1996, InterWest has $386.4 million or 81% of its mortgage backed securities classified as available for sale. The available for sale portfolio is required to be carried at fair value, thus its carrying value fluctuates with changes in market conditions. At March 31, 1996, InterWest has an unrealized loss on securities available for sale of $2.0 million as compared to an unrealized
gain of $1.2 million at September 30, 1995.   In total, mortgage-backed
securities increased $66.4 million due to purchases of $227.2 million, which was partially offset by sales of $138.5 million and repayments of $23.7.

Loans receivable increased $22.4 million from September 30, 1995. Loans originated totaled $97.3 and $189.7 million for the quarter and six months ended March 31, 1996. Payoffs of existing loans for the quarter and six months ended March 31, 1996 were $69.7 and $124.6 million. Sales of loans for the quarter and six months were $52.6 million and $55.1 million, respectively.

Total liabilities increased a total of $97.3 million for the six month period ended March 31, 1996. This was primarily due to an increase in customer deposits of $32.3 million and Federal Home Loan Bank advances of $64.3 million. The increase in customer deposits and Federal Home Loan Bank advances was principally used to fund growth in mortgage-backed and related securities and loans receivable.

Stockholders' equity increased by $4.2 million from $89.9 million at September 30, 1995, to $94.1 million at March 31, 1996. The increase in stockholders' equity resulted from after-tax earnings of $7.3 million for the six month period, a $200,000 paydown on the Employee Stock Ownership Plan ("ESOP") loan and $184,000 from the issuance of common stock which was partially offset by a $2.1 million decrease in the unrealized gain (loss) on securities available for sale and a decrease of $1.4 million representing $.10 and $.12 per share cash dividends declared by the Board of Directors for the quarters ended December 31, 1995 and March 31, 1996, respectively.

Loans Receivable, Net and Loans Held For Sale

InterWest originates mortgage loans through its 30 full-service offices and one loan office. The following table indicates the loan portfolio mix as of March 31, 1996, and September 30, 1995:

                                       March  31, 1996   September 30, 1995
                                                  (in thousands)
Single-family residential                    $520,095        $506,903
Multi-family residential                       51,411          49,275
Commercial                                     91,881          92,888
Residential construction                      132,155         118,401
Mobile home                                     7,392           6,071
Other                                          23,038          22,030
                                             --------        --------
                                              825,972         795,568
Less:
  Undisbursed loan proceeds                    53,724          36,272
  Allowance for losses on loans                 4,748           4,283
  Deferred loan fees and discounts              7,713           8,022
                                             --------        --------
                                             $759,787        $746,991

Residential construction loans consist of single-family custom construction loans or loans to builders for resale purposes.

The following table compares loan originations, sales and principal repayments
for the:   (in thousands)

                                     Quarter Ended        Six Months Ended
                                        March 31,            March 31,
                                     1996       1995      1996       1995
                                    ------     ------    ------     ------
                                                (in thousands)
Single-family residential          $48,713    $25,404   $98,726    $57,522
Multi-family residential/Commercial 14,796     11,286    26,767     30,290
Residential construction            28,167     25,145    55,241     50,192
Consumer                             2,380      2,503     4,740      4,751
Equity line of credit                3,245                4,257
                                   -------    -------   -------    -------
Total loans originated             $97,301   $ 64,338  $189,731   $142,755

Loans sold                         $52,592    $57,473   $55,087    $66,846
Principal repayments               $69,695    $27,587  $124,554    $59,789

InterWest currently has $195.3 million in loans serviced for others.

Interest is accrued on loans receivable until the loan is 90 days delinquent or management doubts the collectibility of the loan or the unpaid interest, at which time InterWest establishes a reserve for any accrued interest. All loans on which interest is not being accrued are referred to as non-accrual loans. At March 31, 1996, non-accrual loans totaled $2.9 million, up from $2.1 million at September 30, 1995. Total non-performing assets, including real estate owned through foreclosure, increased to $8.0 million or .59 percent of assets at March 31, 1996, compared to $6.3 million or .50 percent of assets at September 30, 1995.

Results of Operations

Net Income

The Bank's net income after taxes for the quarter and the six months ended March 31, 1996 was $3.9 and $7.3 million compared to $3.0 and $5.8 million for the like periods a year ago.

Interest Income and Expense


Net interest income increased $2.6 million to $10.2 million for the quarter ended March 31, 1996, compared to $7.6 million for the same period a year ago. For the six months ended March 31, 1996 net interest income increased $3.3 million to $19.3 million, compared to $16.0 million for the six months ended March 31, 1995. During fiscal 1995, InterWest experienced a decrease in its net interest margin which was a result of rising short-term rates and falling long-term rates. During the last half of 1995 and the first part of 1996, InterWest's focus on originating adjustable rate mortgages and investing in adjustable rate securities began to have an positive impact on earnings and net interest margin as those adjustable rate assets began to reprice. The net interest margin for the quarter and six months ended March 31, 1996 was 3.33% and 3.21% as compared to 2.98% and 3.16% for the quarter and six months ended March 31, 1995.

Interest income for the quarter and six months ended March 31,1996 was $25.6 and $50.3 million compared to $20.3 and $40.3 million for the same periods a year ago. The increase in interest income was after mortgage-backed and related security premium amortization of $880,000 and $1.1 million for the quarter and six months ended March 31, 1996, respectively. Premium amortization was $66,000 for the quarter ended March 31, 1995 and discount amortization was $155,000 for the six month period ended March 31, 1995. Premium and discount amortization are affected by prepayments of mortgages. The yield on earning assets increased 37 basis points for the quarter ended March 31, 1996 to 8.14% as compared to 7.77% for the quarter ended March 31, 1995. For the six months ended March 31, 1996 the yield on earning assets increased 33 basis points to 8.14% as compared to 7.81% for the six months ended March 31, 1995. These increases were primarily due to an increase in the loan yield from 8.29% to 9.07% for the quarter and from 8.30% to 9.04% for the six months as adjustable rate loans began to reprice upwards.

Interest expense increased 21 percent or $2.7 million from $12.5 million a year ago to $15.2 million for the current quarter. For the six months ended March 31, 1996 interest expense was $30.5 million , a $6.5 million increase from $24.0 million for the six months ended March 31, 1995. The cost of funds was 4.95% for the quarter ended March 31, 1996 which was consistent with cost of funds of 4.96% for the quarter ended March 31, 1995. InterWest's cost of funds increased 27 basis points from 4.81% for the six months ended March 31, 1995 compared to 5.08% for the six months ended March 31, 1996. This increase resulted from increasing rates and higher rates paid as a result of increasing competitive pressures.

Average Rates and Balances

The following tables indicate the average balance and average interest rates earned or paid, interest rate spread, net interest margin and the ratio of average interest earning assets to average interest bearing liabilities for the quarter and six months ended March 31, 1996 and 1995

                                           Quarter Ended
                                            March 31
                                   1996                    1995
                         ---------------       ------------------
                         Average               Average
                         Balance   Rate        Balance     Rate
Weighted average yield:   (in thousands, except percentages)

Loans receivable       $ 754,584   9.07%      $677,583     8.29%

Mortgage-backed and      444,416   6.79        319,558     6.76
 related securities

Interest-earning deposits 42,428   6.26          8,361    10.19

Investment securities     18,432   7.03         40,194     6.59
                         -------   ----        -------     ----
Total Interest Earning
 Assets               $1,259,860   8.14%    $1,045,696     7.77%

Weighted average cost:

Customer deposits     $  869,869   4.59%    $  817,589     4.84%

FHLB advances and other  355,526   5.49        192,129     5.50
 borrowings
                      ----------   ----     ----------     ----
Total Interest-Bearing
 Liabilities          $1,225,395   4.95%    $1,009,718     4.96%

Net Interest Spread   $   34,465   3.19%    $   35,978     2.81%
                      ==========   ====     ==========     ====
Net Interest Margin                3.33%                   2.98%

Ratio of Average Interest-        102.81%                103.56%
 Earnings Assets to Average
 Interest-Bearing Liabilities

                                            Six Months Ended
                                            March 31
                                   1996                    1995
                         ---------------       ------------------
                         Average               Average
                         Balance   Rate        Balance     Rate
Weighted average yield:   (in thousands, except percentages)

Loans receivable       $ 755,392   9.04%      $665,833     8.30%

Mortgage-backed and      429,832   6.73        318,985     6.87
 related securities

Interest-earning deposits 29,769   6.97          6,826     9.84

Investment securities     21,102   6.54         40,113     6.65
                       ---------   ----      ---------     ----
Total Interest Earnings
 Assets               $1,236,095   8.14%    $1,031,757     7.81%

Weighted average cost:

Customer deposits     $  865,556   4.90%    $  804,425     4.68%

FHLB advances and other  334,456   5.54        192,050     5.36
 borrowings
                       ----------  ----     ----------     ----
Total Interest-Bearing $1,200,012  5.08%    $  996,475     4.81%
 Liabilities

Net Interest Spread    $   36,083  3.06%    $   35,282     2.98%
                       ==========  ====     ==========     ====
Net Interest Margin                3.21%                   3.16%

Ratio of Average Interest-       103.01%                 103.54%
 Earnings Assets to Average
 Interest-Bearing Liabilities

Net interest income is influenced by changes in both interest income rates and changes in interest-earning assets and interest-bearing liabilities. The table presented below is an analysis of these changes for the quarter and six month periods ended March 31, 1996 as compared to the same periods a year ago.

                                   Quarter Ended
                                   March  31, 1996
                                   (in thousands)
                              Interest       Interest     Net Interest
                              Income         Expense      Income
                              -------        -------      -------
Rate                          $1,338          $(460)      $1,798

Volume                         3,983          3,097          886
                              -------        -------      -------
Total                         $5,321         $2,637       $2,684




                                   Six Months Ended
                                   March  31, 1996
                                   (in thousands)
                              Interest       Interest     Net Interest
                              Income         Expense      Income
                              -------        -------      -------
Rate                          $2,293         $1,083       $1,210

Volume                         7,769          5,413        2,356
                              -------        -------      -------
Total                        $10,062         $6,496       $3,566

Provision and Allowance for Losses on Loans

The allowance for losses on loans totaled $4.7 million (0.63 percent of loans) at March 31, 1996 compared to $4.3 million (0.54 percent of loans) at September 30, 1995. The provision for losses on loans increased to $300,000 for the current quarter as compared to $150,000 for the like quarter a year ago. The provision for loan losses also increased for the six months ended March 31, 1996 to $550,000 as compared to $300,000 for the six months ended March 31, 1995. The increased provision reflect's InterWest's anticipated entrance into commercial banking. Interwest plans to increase the loan loss allowance to 1 percent of loans before the end of the decade. The provision for loan losses reflects management's quarterly evaluation of the adequacy of the allowance for losses on loans. In determining adequacy, management considers changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions and other factors. The provision for loan losses on impaired loans is measured in accordance with SFAS No. 114. The allowance for loan losses on impaired loans was $72,000 at March 31, 1996.

The following tables summarize the activity in allowance for losses on loans during the periods presented: (in thousands)


                                  Quarter ended        Six months ended
                                  March 31, 1996       March 31, 1996
                                  --------------       --------------
                                            (in thousands)
Balance at beginning of period         $4,478             $4,283

Provisions                               $300               $550

Charge-offs, net                          <30>               <85>
                                       -------            -------
Balance at end of period               $4,748             $4,748


Other Income

Other income increased 5.3 percent or $164,000 from $3.1 million for the quarter ended March 31, 1995, to $3.2 million for the quarter ended March 31, 1996. Other income also increased for the six months ended March 31, 1996 to $4.9 million as compared to $4.2 million for the six months ended March 31, 1995. The quarter increase was primarily due to increases to increases in gain on sale of securities of $348,000, an increase in service fees of $670,000, an increase in discount and rebate income of $282,000 and an increase in gain on sale of loans of $434,000. The six month period increase was primarily due to increases on the sale of securities of $559,000, an increase in service fees of $737,000, an increase in discount and rebate income of $282,000 and an increase in the gain on sale of loans of $524,000. These quarterly and six month increases were offset by a decrease in the gain on the sale of servicing of $1.7 million from the similar periods of 1995.

Other Expense

Other expense increased 21 percent to $7.5 million for the quarter ended March 31, 1996, from $6.2 million for the same quarter last year. For the six months ended March 31, 1996, other expense increased to $13.1 million from $11.4 million a year ago. These increase are largely attributable to the acquisition of Cornerstone Northwest Mortgage. Cornerstone has approximately 70 employees and had expenses of $843,000, all incurred during the second quarter. The remaining increase is primarily due to the addition of two branch offices and $211,000 in expenses associated with the proposed acquisition of Central Bancorporation.

InterWest has consistently endeavored to become more efficient in its operation. One commonly accepted measure of a bank's operating efficiency is the ratio of total operating expenses to total revenue(net interest income and other income). For the quarter ended March 31, 1996, this ratio was 55.6% as compared to 57.5% for the quarter a year ago. For the six months ended March 31, 1996, this ratio was 54.1% as compared to 56.4% for the six months ended March 31, 1995.

Federal Income Tax

The federal income tax expense for the quarter and six months ended March 31, 1996, was $2.0 million and $3.8 million, compared to $1.6 million and $3.0 million for the same periods last year. The effective tax rates for the three and six months ended March 31, 1996 were 34.2% and 34.1% compared to 35.1% and 34.0% for the three and six months ended March 31, 1995.

Liquidity and Capital Resources

InterWest must maintain adequate liquidity to meet demands for deposits outflow, loan originations, and normal operating costs. The primary sources of liquidity are deposit generations, loan principal and interest payments, sales of mortgage loans, principal payments on loans and mortgage-backed and related securities, Federal Home Loan Bank advances and reverse repurchase agreements. InterWest has a credit line available with the Federal Home Loan Bank of 30 percent of total assets. Prepayments on loans and mortgage-backed and related securities, deposit inflows and outflows are affected significantly by interest rates, general economic conditions and other factors.

At December 31, 1995, InterWest had commitments to originate mortgage loans totaling $51.0 million and undisbursed funds on mortgage loans totaling $53.7 million. It is expected that these commitments and undisbursed funds will be funded and disbursed in the normal course of operations from InterWest's regular sources of funds and liquidity as of March 31, 1996.

InterWest Bancorp, Inc's wholly-owned subsidiary, InterWest Savings Bank is a state chartered savings bank. The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) placed additional emphasis on the importance of a financial institution's capital levels. During 1992, the FDIC implemented new regulations that establish the amount of capital for each of the FDICIA-established categories of institutions. Depending on the Bank's FDICIA category classification, the FDIC may restrict certain activities of the Bank, including acceptance of brokered deposits or offering interest rates on deposits that are significantly higher than the prevailing rates. Management believes that the Bank will continue to maintain its minimum capital requirements in the foreseeable future. However, events beyond the control of the Bank, such as a downturn in the economy in areas were the Bank has most of its loans, could adversely affect future earnings and, consequently, the ability of the bank to meet its future minimum capital requirements. The capital requirements under FDICIA are defined as follows:

                                Total          Tier I
                                Risk-Based     Risk-Based
                                Capital        Capital      Leverage
FDICIA Category                 Ratio          Ratio        Ratio
                                -----          -----        -----
Well capitalized                10%            6%           5%
Adequately capitalized          8%             4%           4%
Undercapitalized                Below 8%       Below 4%     Below 4%
Significantly undercapitalized  Below 6%       Below 3%     Below 3%
Critically undercapitalized                                 2% or less

At March 31, 1996, the Bank was in compliance with the well-capitalized requirements as follows:

                                          Required    Actual
                                          --------    ------
Tier I capital to risk-based assets       6%          13.05%
Total capital to risk-based assets        10%         13.72%
Leverage ratio                            5%           6.92%

The above ratios do not include unrealized gains and losses on securities available for sale which are excluded from the ratios by the federal regulatory agencies.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

          InterWest Bancorp, Inc. or its subsidiaries are also involved as parties to certain legal proceedings incidental to their businesses. InterWest believes that the outcome of such proceedings will not have a material effect upon InterWest Bancorp's business or financial condition.

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          None

                              SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        INTERWEST BANCORP, INC.




                             By:  /s/ H. Glenn Mouw
                                  -------------------
                                  H. Glenn Mouw
                                  Executive Vice President and
                                  Chief Financial Officer








Date:         May 13, 1996