Form 10-Q
period 1996-06-30
INTERWEST BANCORP INC
filed 1996-08-14
CIK 949504

SECURITIES AND EXCHANGE COMMISSION
                          Washington D.C.  20549


                                 FORM 10-Q

(Mark One)
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

              For the quarterly period ended June 30, 1996

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

                            YES  [ X ]     NO   [   ]


As of June 30, 1996 6,450,308 shares of common stock were outstanding with a par value of $.20.

                          INTERWEST BANCORP, INC


INDEX                                                              PAGE
- -----                                                              ----
PART 1.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Statements of Financial Condition          1

              Consolidated Statements of Operations                  2-3

              Consolidated Statements of Stockholder's Equity         4

              Consolidated Statements of Cash Flow                   5-7

              Notes to Consolidated Financial Statements             8-9


Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                   10-18

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                      19

Item 2.       Changes in Securities                                  19

Item 3.       Defaults Upon Senior Securities                        19

Item 4.       Submission of Matters to a Vote of Security Holders    19

Item 5.       Other Information                                      19

Item 6.       Exhibits and Reports on Form 8-K                       19

SIGNATURES                                                           20

                          INTERWEST BANCORP, INC.
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (in thousands except share amounts)

                                                June 30,    September 30,
                                                  1996         1995
                                                --------    ------------
                                                     (Unaudited)
ASSETS
Cash and cash equivalents                      $  22,322     $   34,907
Mortgage-backed and related securities
  available for sale, at fair value              336,660        114,936
Investment securities held to maturity             1,757         20,902
Mortgage-backed and related securities
  held to maturity                               180,337        293,356
Loans receivable, net                            801,653        737,410
Loans held for sale, fair value                        0          9,581
Accrued interest receivable                        8,907          7,716
Real estate held for sale and for development     10,448          7,147
Federal Home Loan Bank (FHLB) stock, at cost      19,588         13,600
Premises and equipment, net                       28,049         23,543
Intangible assets                                  2,676          1,517
Other assets                                       1,529          2,410
                                                --------    ------------
   Total Assets                               $1,413,926     $1,267,025

LIABILITIES
Customer deposits                               $887,385       $860,397
Federal Home Loan Bank advances                  356,193        267,756
Securities sold under agreements to repurchase    63,610         40,000
Accrued expenses and other liabilities             9,121          6,812
Advance payments by borrowers
  for taxes and insurance                            450            948
Other borrowings                                     828          1,225
                                                --------    ------------
   Total liabilities                           1,317,587      1,177,138

STOCKHOLDERS' EQUITY
Common stock, par value  $.20 per share
 Authorized 20,000,000 shares, Issued and
 outstanding 6,450,308 and 6,398,398               1,299          1,295
Paid-in-capital                                   14,690         14,505
Treasury stock                                      <289>          <289>
Retained earnings                                 83,312         74,325
Debt related to ESOP                                <312>          <712>
Net Unrealized gain (loss)
  on securities available for sale                <2,361>           763
                                                --------    ------------
   Total stockholders' equity                     96,339         89,887
                                                --------    ------------
   Total                                      $1,413,926     $1,267,025

Stockholders' equity/total assets                   6.81%          7.09%

Book value per share                              $14.94         $14.05

                        INTERWEST BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                            (in thousands)
                             (unaudited)

                                          Quarter ended      Nine months ended
                                            June 30,             June 30,
                                         1996       1995      1996       1995
                                        ------     ------    ------     ------
INTEREST INCOME
 Loans receivable                      $17,451    $14,559    51,579     42,188
 Mortgage-backed and related securities  7,915      5,517    22,385     16,482
 Interest-earning deposits                 618        229     1,655        565
 Investment securities                     411        550     1,102      1,884
                                        ------     ------    ------     ------
                                        26,395     20,855    76,721     61,119
INTEREST EXPENSE
 Customer deposits                      10,295     10,554    31,495     29,380
 FHLB advances and other borrowings      5,037      2,471    14,305      7,617
                                        ------     ------    ------     ------
                                        15,332     13,025    45,800     36,997
Net interest income before provision
 for losses on loans                    11,063      7,830    30,921     24,122
 Provision for losses on loans             210        150       760        450
                                        ------     ------    ------     ------
Net interest income after provision
 for losses on loans                    10,853      7,680    30,161     23,672

OTHER OPERATING INCOME
 Gain on sale of loans                      44         23       962        417
 Gain on sale of loan servicing              0        177         0      1,834
 Service fees                            1,278        557     3,177      1,719
 Insurance commissions                     767        632     1,569      1,372
 Other                                     348        120     1,056        395
 Gain (loss) on real estate held for sale
   and for development                     212        <40>      213       <40>
 Gain (loss) on sale of investment
  securities and mortgage-backed and
  related securities                       (28)       290       531        290
                                        ------     ------    ------     ------
                                         2,621      1,759     7,508      5,987
OTHER OPERATING EXPENSE
 Compensation and employee benefits      4,102      2,706    10,873      8,045
 General and administrative              1,794        965     4,890      3,533
 Loss (gain) from real estate
 write-downs and operations               (301)        51      <499>       637
 Occupancy                                 846        720     2,368      1,938
 Data Processing                           482        326     1,408      1,147
 FDIC Premium Assessment                   494        453     1,457      1,327
                                        ------     ------    ------     ------
                                         7,417      5,221    20,497     16,627
                                        ------     ------    ------     ------
Income before federal income taxes       6,057      4,218    17,172     13,032
FEDERAL INCOME TAX EXPENSE               2,118      1,456     5,913      4,450
                                        ------     ------    ------     ------
NET INCOME                            $  3,939   $  2,762  $ 11,259    $ 8,582

                          INTERWEST BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (unaudited)


                                          Quarter ended      Nine months ended
                                            June 30,             June 30,
                                         1996       1995      1996       1995
                                        ------     ------    ------     ------
 Net income per share                     $.60       $.43     $1.72      $1.32

 Cash Dividend declared                   $.13       $.08      $.35       $.23

 Weighted average shares outstanding 6,566,461  6,488,381 6,553,433  6,480,822

 Return on average equity                16.51%     12.80%    16.08%    13.65%
 Return on average assets                 1.14%      0.99%     1.13%     1.04%

                             INTERWEST BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (in thousands except share amounts)
                                   (unaudited)

                                                                 Unrealized
                                                                 Gain (Loss)
                              Common Stock                       on securities    Debt
                         # of Shares  Amount  Paid-in  Retained  available for  Related to  Treasury
                                              Capital  Earnings     sale          ESOP       Stock    Total
                         -----------  ------  -------  --------  -------------  ----------  --------  -----
Balance, Sept. 30, 1994   6,449,639   $1,290  $14,331   $64,588        $<29>        ----      ----  $80,180

Net Income                                                8,581                                       8,581

Cash Dividends                                           <1,486>                                     <1,486>

Proceeds from sale of
  Common Stock               19,160        4      135                                                   139

ESOP Loan Transaction                                                                <712>

Unrealized loss on securities
  available for sale                                                    445                             445
                         -----------  ------  -------  --------  -------------  ----------  --------  -----
Balance June 30, 1995     6,468,799   $1,294  $14,466   $71,683        $416          <712>    ----  $87,147


Balance, Sept. 30, 1995   6,398,398   $1,295  $14,505   $74,325        $763         $<712>   $<289> $89,887

Net Income                                               11,259                                      11,259

Cash Dividends                                           <2,272>                                     <2,272>

Proceeds from sale of
  Common Stock               19,762        4      185                                                   189

ESOP loan transaction        32,148                                                   400               400

Unrealized loss on Securities
  available for sale                                                 <3,241>                         <3,241>
                         -----------  ------  -------  --------  -------------  ----------  --------  -----
Balance June 30, 1996     6,450,308   $1,299  $14,690   $83,312     $<2,361>        $<312>   $<289> $96,339


                          INTERWEST BANCORP, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)
                                (unaudited)

                                                 Nine months ended June 30,
                                                    1996        1995
                                                  --------    --------
OPERATING ACTIVITIES
Net Income                                        $11,259     $ 8,582
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                   1,126       1,004
    Provision for losses on loans                     760         450
    Provision for loss on real estate held for sale  (625)        500
    Accretion of premiums and discounts, net        1,534         792
    Gain on sale of loans                            (962)       (417)
    Gain on sale of investment securities and
      mortgage-backed and related securities         (531)       (290)
    Gain on sale of real estate held for sale and
      for development and premises and equipment     (215)         41
    Amortization of deferred loan fees             (2,884)     (3,156)
    FHLB stock dividends                             (943)       (446)
Cash provided (used) by changes in operating
  assets and liabilities:
    Accrued interest receivable                    (1,191)     (1,389)
    Other assets                                      882        (912)
    Accrued expenses and other liabilities          3,730       1,416
    Advance payments by borrowers for
      taxes and insurance                            (498)       (348)
                                                  --------    --------
BALANCE, net cash provided by operating
  activities, carried forward                     $11,442      $5,827

                          INTERWEST BANCORP, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                              (in thousands)
                                (unaudited)
                                                 Nine months ended June 30,
                                                    1996        1995
                                                  --------    --------
BALANCE, net cash provided by
  operating activities, brought forward           $11,442     $ 5,827
INVESTING ACTIVITIES
    Proceeds from maturing investment securities   20,300      10,250
      held to maturity
    Purchase of investment securities held
      to maturity                                  (1,136)       (691)
    Principal repayments from mortgage-backed
      and related securities available for sale    44,855      12,448
    Principal repayments from mortgage-backed
      and related securities held to maturity       9,298         ---
    Purchase of mortgage-backed
       and related securities held to maturity    (94,903)     (2,321)
    Purchase of mortgage-backed and related
       securities available for sale             (232,296)   (157,474)
    Proceeds from sale of mortgage-backed and
       related securities available for sale      158,513      79,206
    Proceeds from sale of loans                    56,049      68,955
    Loan originations, net of repayments         (106,719)   (131,585)
    Loan fees deferred                             (1,943)      2,332
    Proceeds from sale of real estate held for
       sale and for development                       764         928
    Purchases of premises and equipment            (5,500)     (5,222)
    Proceeds from sale of premises and equipment        2           6
    Purchase of FHLB stock                         (5,046)       (437)
    Redemption of FHLB stock                         ----         646
    Capital additions to real estate held for sale (2,190)       (418)
    Acquisition of intangible asset                (1,291)       ----
                                                  --------    --------
Net cash used by investing activities            (161,243)   (123,377)

FINANCING ACTIVITIES
    Net increase (decrease) in customer deposits   16,077     (13,831)
    Net increase in certificates of deposit        10,911      60,550
    Proceeds from FHLB advances and other
       borrowings                                 435,610     418,929
    Repayment of FHLB advances and other
       borrowings                                (323,560)   (359,663)
    Dividends paid                                 (2,010)     (1,486)
    Issuance of common stock                          188         139
                                                  --------    --------
Net cash provided (used) by financing activities  137,216     104,638
                                                  --------    --------
Net increase(decrease) in cash & cash equivalents (12,585) (12,912) CASH AND CASH EQUIVALENTS
    Beginning of quarter                           34,907      30,193
                                                  --------    --------
    End of quarter                                $22,322     $17,281

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

 Cash paid during the year for:
   Interest                                       $16,483     $ 9,707
   Income taxes                                     5,150       3,800
 Noncash transactions:
 Loans transferred to real estate held for
   sale, net                                        1,037         115
 Transfer of premises to real estate held for sale   ----         617
 Transfer of securities held to maturity
        to available for sale                     198,523        ----

                          INTERWEST BANCORP, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        PERIOD ENDED JUNE 30, 1996
                                (unaudited)


NOTE A - Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with general accepted accounting principles for interim financial information and with the instructions to the Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the quarter and nine months ended June 30, 1996 and 1995 are not necessarily indicative of the operating results for the full year. The September 30, 1995 consolidated statement of financial condition presented with the interim financial statements was audited and received an unqualified opinion. For further information, refer to the consolidated financial statements and footnotes thereto included in the InterWest's annual report for the year ended September 30, 1995.

NOTE B - Net Income per Share

The weighted average shares outstanding during the quarter and nine months ended June 30, 1996 and 1995 include the effect of shares held by the Employee Stock Ownership Plan (ESOP) and stock options granted. Earnings per share for the quarter ended June 30, 1996 and 1995 are calculated on the basis of 6,566,461 and 6,488,381 weighted average shares outstanding, respectively. Earnings per share for the nine months ended June 30, 1996 and 1995 are calculated on the basis of 6,553,433 and 6,480,822 weighted average shares outstanding, respectively.

NOTE C - Reclassification

Certain reclassifications have been made to prior financial statements to conform with current presentation. Such reclassifications have no effect on net income.


NOTE D- Impaired Loans

On October 1, 1995, InterWest adopted Statement of Financial Accounting Standards ( SFAS ) No. 114, Accounting by Creditors for Impairment of a Loan. It is applicable to all loans except large groups of smaller-balance homogenous loans that are collectively evaluated for impairment, loans measured at fair value or at the lower of cost or fair value, leases, and debt securities (as defined by SFAS No. 115). InterWest considers all single-family residential (including construction), mobile home and consumer loans to be smaller balance homogenous loans. SFAS No. 114 also applies to all loans that are restructured in a troubled debt restructuring. A troubled debt restructuring is a restructuring in which the creditor grants a concession to the borrower that it would not otherwise consider. However, such loans restructured prior to the effective date of SFAS No.114 that are performing in accordance with their restructured terms are accounted for in accordance with SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings.

A loan is impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. SFAS No. 114 requires that the valuation of impaired loans be based on the present value of expected future cash flows discounted at the loan s effective interest rate or, as a practical expedient, at the loan s observable market price or the fair value of the collateral if the loan is collateral dependent. The amount of the impairment and any subsequent changes are recorded through the provision loan losses as an adjustment to the allowance for loan losses.

Generally, InterWest evaluates a loan for impairment in accordance with SFAS No. 114 when it is placed on nonaccrual status or if a loan is internally risk rated as substandard or doubtful. The detailed analysis includes techniques to estimate the fair value of the loan collateral and the existence of potential alternative sources of repayment. While an impaired loan will always be a classified asset, it may or may not be nonaccrual. Adopting SFAS No. 114 did not affect InterWest s charge-off policy.

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

The following is a summary of loans considered to be impaired in accordance with SFAS No. 114 and the related interest income:

                                                          June 30, 1996
                                                         (In thousands)
                                                          -------------
Recorded investment in impaired loans not requiring an
  allowance for loan losses in accordance with SFAS No. 114 $ 4,587 Recorded investment in impaired loans requiring an allowance
  for loan losses in accordance with SFAS No. 114                     0
                                                          -------------
    Total recorded investment in impaired loans                 $ 4,587

Average recorded investment in impaired loans for the
  three months ended                                            $ 4,903
Interest income recognized for the three months ended               116

Average recorded investment in impaired loans for the
  nine months ended                                               5,089
Interest income recognized for the nine months ended                296


All impaired loans were evaluated for impairment based on the fair value of the loan s collateral as all impaired loans are collateral dependent. The allowance for loan losses on impaired loans as measured in accordance with SFAS No. 114 was $0 at June 30, 1996.

                          INTERWEST BANCORP, INC
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


On January 10, 1996, InterWest and InterWest Savings Bank entered into an Agreement and Plan of Mergers ("Agreement") with Central Bancorporation ("Central"), and its two-wholly owned subsidiaries, Central Washington Bank and North Central Washington Bank, pursuant to which Central will be merged into InterWest. During the quarter ended June 30, 1996, the stockholders of InterWest Bancorp and Central approved InterWest's acquisition of Central. At June 30, 1996, Central had 10 offices located in central Washington and assets of $203.3 million, total loans of $132.8 million, total customer deposits of $181 million, and stockholder equity of $16.5 million. For the six months ended June 30, 1996, Central's return on average assets was 1.44% and return on average equity was 18.32%. The Agreement provides that Central's common stock will be exchanged for shares of InterWest common stock pursuant to a specified exchange ratio. The aggregate value of the consideration is approximately $34.5 million, subject to certain adjustments. Consummation of the acquisition is subject to several conditions, including receipt of applicable regulatory approval. It is anticipated that the merger will be completed during September of 1996 and will be treated as a pooling-of-interests.

Total assets increased $146.9 million from September 30, 1995 to $1.414 billion at June 30, 1996. This increase was primarily due to an increase in mortgage-backed and related securities of $108.7 million, and an increase in loans of $54.7 million. These increases were partially offset by a decrease in investment securities of $19.1 million.

During December 1995, InterWest Bancorp took advantage of the one-time amnesty provided by the Financial Accounting Standards Board under SFAS 115, to transfer $198.5 million mortgage-backed and related securities classified as held to maturity to available for sale. Many of those securities transferred were fixed rate securities. This transfer allowed InterWest to sell $89.4 million of securities which had been previously classified as held to maturity at a net gain of $211,000. At June 30, 1996, InterWest has $336.7 million or 65% of its mortgage backed securities classified as available for sale. The available for sale portfolio is required to be carried at fair value, thus its carrying value fluctuates with changes in market conditions. At June 30, 1996, InterWest has an unrealized loss on securities available for sale of $3.6 million as compared to an unrealized gain of $1.2 million at September 30, 1995.

Loans receivable increased $54.7 million from September 30, 1995. Loans originated totaled $110.2 and $299.9 million for the quarter and nine months ended June 30, 1996. Payoffs of existing loans for the quarter and nine months ended June 30, 1996 were $57.5 and $161.8 million. Sales of loans for the quarter and nine months were $1.8 million and $56.9 million, respectively.


Total liabilities increased a total of $140.4 million for the nine month period ended June 30, 1996. This was primarily due to an increase in customer deposits of $27.0 million, an increase in Federal Home Loan Bank advances of $88.4 million and an increase in securities sold under agreements to repurchase of $23.6 million. The increase in customer deposits, Federal Home Loan Bank advances and repurchase agreements was principally used to fund growth in mortgage-backed and related securities and loans receivable.

Stockholders' equity increased by $6.4 million from $89.9 million at September 30, 1995, to $96.3 million at June 30, 1996. The increase in stockholders equity resulted from after-tax earnings of $11.3 million for the nine month period, a $400,000 paydown on the Employee Stock Ownership Plan ( ESOP ) loan and $189,000 from the issuance of common stock which was partially offset by a $3.2 million decrease in the unrealized gain (loss) on securities available for sale and a decrease of $2.3 million representing $.10, $.12 and $.13 per share cash dividends declared by the Board of Directors for the quarters ended December 31, 1995, March 31, 1996, and June 30, 1996, respectively.

Loans Receivable, Net and Loans Held For Sale

InterWest originates mortgage loans through its 30 full-service offices and one loan office. The following table indicates the loan portfolio mix as of June 30, 1996, and September 30, 1995:


                                     June 30, 1996     September 30, 1995
                                             (in thousands)
                                     -------------     ------------------
Single-family residential              $ 540,481       $ 506,903
Multi-family residential                  52,442          49,275
Commercial                               100,151          92,888
Residential construction                 150,302         118,401
Mobile home                                7,564           6,071
Other                                     25,899          22,030
                                     -------------     ------------------
                                         876,839         795,568
Less:
  Undisbursed loan proceeds               62,140          36,272
  Allowance for losses on loans            4,876           4,283
  Deferred loan fees and discounts         8,170           8,022
                                     -------------     ------------------
                                       $ 801,653        $746,991

Residential construction loans consist of single-family custom construction loans or loans to builders for resale purposes.

The following table compares loan originations, sales and principal repayments
for the:   (in thousands)

                                   Quarter Ended         Nine Months Ended
                                    June 30,                 June 30,
                                   1996       1995        1996       1995
                                  ------     ------      ------     ------
                                            (in thousands)

Single-family residential       $ 39,743   $ 31,527    $138,469   $ 89,049
Multi-family residential/
 Commercial                       16,444     14,714      43,211     45,004
Residential construction          44,643     27,373      99,884     77,565
Consumer                           3,755      3,197       8,495      7,948
Equity line of credit              5,618                  9,875

Total loans originated          $110,203   $ 76,811    $299,934   $219,566

Loans sold                      $  1,819   $ 11,065    $ 56,906   $ 68,538

Principal repayments            $ 57,517   $ 28,192    $161,757   $ 87,981

InterWest currently has $187.2 million in loans serviced for others.

Interest is accrued on loans receivable until the loan is 90 days delinquent or management doubts the collectibility of the loan or the unpaid interest, at which time InterWest establishes a reserve for any accrued interest. All loans on which interest is not being accrued are referred to as non-accrual loans. At June 30, 1996, non-accrual loans totaled $2.1 million, consistent with $2.1 million at September 30, 1995. Total non-performing assets, including real estate owned through foreclosure, increased to $8.3 million or
0.59 percent of assets at June 30, 1996, compared to $6.3 million or 0.50 percent of assets at September 30, 1995.




                                         11
PAGE

Results of Operations

Net Income

The Bank's net income after taxes for the quarter and the nine months ended June 30, 1996 was $3.9 and $11.3 million compared to $2.8 and $8.6 million for the like periods a year ago.

Interest Income and Expense


Net interest income increased $3.2 million to $10.9 million for the quarter ended June 30, 1996, compared to $7.7 million for the same period a year ago. For the nine months ended June 30, 1996 net interest income increased $6.5 million to $30.2 million, compared to $23.7 million for the nine months ended June 30, 1995. During fiscal 1995, InterWest experienced a decrease in its net interest margin which was a result of rising short-term rates and falling long-term rates. During 1996, InterWest's focus on originating adjustable rate mortgages and investing in adjustable rate securities has had a positive impact on earnings and net interest margin as those adjustable rate assets began to reprice. The net interest margin for the quarter and nine months ended June 30, 1996 was 3.38% and 3.27% as compared to 2.96% and 3.08% for the quarter and nine months ended June 30, 1995.

Interest income for the quarter and nine months ended June 30,1996 was $26.4 and $76.7 million compared to $20.9 and $61.1 million for the same periods a year ago. The increase in interest income was after mortgage-backed and related security premium amortization of $400,000 and $1.5 million for the quarter and nine months ended June 30, 1996, respectively. Premium amortization was $950,000 for the quarter ended June 30, 1995 and $800,000 for the nine month period ended June 30, 1995. Premium and discount amortization are affected by prepayments of mortgages. The yield on earning assets increased 18 basis points for the quarter ended June 30, 1996 to 8.06% as compared to 7.88% for the quarter ended June 30, 1995. For the nine months ended June 30, 1996 the yield on earning assets increased 31 basis points to 8.12% as compared to 7.81% for the nine months ended June 30, 1995. These increases were primarily due to an increase in the loan yield from 8.56% to 9.00% for the quarter and from 8.38% to 9.01% for the nine months as adjustable rate loans began to reprice upwards.

Interest expense increased 18% or $2.3 million from $13.0 million a year ago to $15.3 million for the current quarter. For the nine months ended June 30, 1996 interest expense was $45.8 million , a $8.8 million increase from $37.0 million for the nine months ended June 30, 1995. The cost of funds was 4.79% for the quarter ended June 30, 1996 which was a 30 basis point decrease from the cost of funds of 5.09% for the quarter ended June 30, 1995. InterWest's cost of funds increased 3 basis points from 4.95% for the nine months ended June 30, 1995 compared to 4.98% for the nine months ended June 30, 1996.

Average Rates and Balances

The following tables indicate the average balance and average interest rates earned or paid, interest rate spread, net interest margin and the ratio of average interest earning assets to average interest bearing liabilities for the quarter and nine months ended June 30, 1996 and 1995.

                                               Quarter Ended
                                                 June 30

                                      1996                    1995
                               Average                 Average
                               Balance     Rate        Balance     Rate
                               -------     ----        -------     ----
Weighted average yield:        (in thousands, except percentages)

Loans receivable             $ 775,645     9.00%     $ 680,210     8.56%

Mortgage-backed and            488,024     6.49        338,069     6.53
   related securities

Interest-earning deposits       25,003     9.89          7,898    11.60

Investment securities           20,934     7.85         32,936     6.68
                               -------     ----        -------     ----
Total Interest Earnings
  Assets                    $1,309,606     8.06%    $1,059,113     7.88%

Weighted average cost:

Customer deposits           $  897,235     4.59%    $  832,786     5.07%

FHLB advances and other        383,454     5.25        190,786     5.18
   borrowings
                               -------     ----        -------     ----
Total Interest-Bearing
  Liabilities              $ 1,280,689     4.79%    $1,023,572     5.09%

Net Interest Spread        $    28,917     3.27%    $   35,978     2.79%

Net Interest Margin                        3.38%                   2.96%

                                            Nine Months Ended
                                                 June 30
                                          1996                  1995
                                   Average               Average
                                   Balance     Rate      Balance     Rate
                                   -------     ----      -------     ----
Weighted average yield:           (in thousands, except percentages)

Loans receivable                 $ 763,340     9.01%   $ 671,673     8.38%

Mortgage-backed and                448,624     6.65      328,010     6.70
  related securities

Interest-earning deposits           26,649     8.28        7,175    10.50

Investment securities               21,079     6.97       37,223     6.74
                                   -------     ----      -------     ----
Total Interest Earnings Assets  $1,259,692    8.12%   $1,044,081     7.81%

Weighted average cost:

Customer deposits                $ 875,510    4.80%     $804,425     4.87%

FHLB advances and other            350,283    5.45       192,050     5.29
   borrowings                      -------     ----      -------     ----

Total Interest-Bearing          $1,225,793    4.98%     $996,475    4.95%
  Liabilities

Net Interest Spread             $   33,899    3.14%     $ 35,282    2.86%

Net Interest Margin                           3.27%                 3.08%

Net interest income is influenced by changes in both interest income rates and changes in interest-earning assets and interest-bearing liabilities. The table presented below is an analysis of these changes for the quarter and nine month periods ended June 30, 1996 as compared to the same periods a year ago.

                                       Quarter Ended
                                       June  30, 1996
                                      (in thousands)
                              Interest       Interest   Net Interest
                              Income         Expense    Income
                              ------         -------    ------
Rate                          $  885         $(1,386)   $2,271

Volume                         4,655           3,693       962
                              ------         -------    ------
Total                         $5,540          $2,307    $3,233




                                      Nine Months Ended
                                       June  30, 1996
                                      (in thousands)
                              Interest       Interest   Net Interest
                              Income         Expense    Income
                              ------         -------    ------
Rate                          $3,357           $(202)   $3,559

Volume                        12,245           9,005     3,240
                              ------         -------    ------
Total                        $15,602          $8,803    $6,799

Provision and Allowance for Losses on Loans


The allowance for losses on loans totaled $4.9 million (0.61 percent of loans) at June 30, 1996 compared to $4.3 million (0.57 percent of loans) at September 30, 1995. The provision for losses on loans increased to $210,000 for the current quarter as compared to $150,000 for the like quarter a year ago. The provision for loan losses also increased for the nine months ended June 30, 1996 to $760,000 as compared to $450,000 for the nine months ended June 30, 1995. The increased provision reflect s InterWest s anticipated entrance into commercial banking. The provision for loan losses reflects management's quarterly evaluation of the adequacy of the allowance for losses on loans. In determining adequacy, management considers changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions and other factors. The provision for loan losses on impaired loans is measured in accordance with SFAS No. 114. The allowance for loan losses on impaired loans was $0 at June 30, 1996.

The following tables summarize the activity in allowance for losses on loans during the periods presented: (in thousands)


                               Quarter ended    Nine months ended
                               June 30, 1996    June 30, 1996
                                (in thousands)
                               -------------    -------------
Balance at beginning of period   $4,748           $4,283

Provisions                          210             $760

Charge-offs, net                   <82>            <167>
                               -------------    -------------
Balance at end of period         $4,876           $4,876



Other Income

Other income increased 5.3 percent or $800,000 from $1.8 million for the quarter ended June 30, 1995, to $2.6 million for the quarter ended June 30, 1996. Other income also increased for the nine months ended June 30, 1996 to $7.5 million as compared to $6.0 million for the nine months ended June 30, 1995. The quarter increase was primarily due to increases in service fees of $700,000, an increase in brokered loan rebate and discount income of $200,000 and an increase in gain on sale of real estate owned and held for development of $250,000. The nine month period increase was primarily due to increases on the sale of securities of $250,000, an increase in service fees of $1.5 million, an increase in discount and rebate income of $500,000 and an increase in the gain on sale of loans of $550,000. The quarterly increase was partially offset by a decrease in the gain on sale of securities of $300,000. These quarterly and six month increases were offset by a decrease in the gain on the sale of servicing of $150,000 and $1.8 million from the similar periods of 1995.

Other Expense

Other expense increased 42 percent to $7.4 million for the quarter ended June 30, 1996, from $5.2 million for the same quarter last year. For the nine months ended June 30, 1996, other expense increased to $20.5 million from $16.6 million a year ago. These increase are largely attributable to the acquisition of Cornerstone Northwest Mortgage. Cornerstone has approximately 70 employees and had expenses of $850,000 for the quarter and $1.7 million for the nine month period ended June 30, 1996. The remaining increase is primarily due to the addition of two branch offices and $250,000 in expenses associated with the proposed acquisition of Central Bancorporation.


InterWest has consistently endeavored to become more efficient in its operation. One commonly accepted measure of a bank's operating efficiency is the ratio of total operating expenses to total revenue (net interest income and other income). For the quarter ended June 30, 1996, this ratio was 55.1% as compared to 55.3% for the quarter a year ago. For the nine months ended June 30, 1996, this ratio was 54.4% as compared to 56.1% for the nine months ended June 30, 1995.

Federal Income Tax

The federal income tax expense for the quarter and nine months ended June 30, 1996, was $2.1 million and $5.9 million, compared to $1.5 million and $4.5 million for the same periods last year. The effective tax rates for the three and nine months ended June 30, 1996 were 35.0% and 34.4% compared to 34.5% and 34.1% for the three and nine months ended June 30, 1995.

Liquidity and Capital Resources

InterWest must maintain adequate liquidity to meet demands for deposits outflow, loan originations, and normal operating costs. The primary sources of liquidity are deposit generations, loan principal and interest payments, sales of mortgage loans, principal payments on loans and mortgage-backed and related securities, Federal Home Loan Bank advances and reverse repurchase agreements. InterWest has a credit line available with the Federal Home Loan Bank of 40 percent of total assets. Prepayments on loans and mortgage-backed and related securities, deposit inflows and outflows are affected significantly by interest rates, general economic conditions and other factors.

At June 30, 1996, InterWest had commitments to originate mortgage loans totaling $60.1 million and undisbursed funds on mortgage loans totaling $62.1 million. It is expected that these commitments and undisbursed funds will be funded and disbursed in the normal course of operations from InterWest's regular sources of funds and liquidity as of June 30, 1996.

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

                                Total          Tier I
                                Risk-Based     Risk-Based
                                Capital        Capital      Leverage
FDICIA Category                 Ratio          Ratio        Ratio
                                -----          -----        -----
Well capitalized                10%            6%           5%
Adequately capitalized          8%             4%           4%
Undercapitalized                Below 8%       Below 4%     Below 4%
Significantly undercapitalized  Below 6%       Below 3%     Below 3%
Critically undercapitalized                                 2% or less

At June 30, 1996, the Bank was in compliance with the well-capitalized requirements as follows:

                                            Required        Actual
Tier I capital to risk-based assets             6%          13.12%
Total capital to risk-based assets             10%          13.79%
Leverage ratio                                  5%           6.56%

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

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          At InterWest s Special Meeting of Shareholders held on June 10, 1996 the proposal for the acquisition of Central Bancorp was approved as follows:

          Affirmative Votes:    4,386,493

          Negative Votes:           16,119

          Votes Abstained:          18,971

          Votes Withheld        2,071,003


Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          None

                                   SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               INTERWEST BANCORP, INC.




                                           By: /s/ Stephen M. Walden
                                               ----------------------
                                               Stephen M. Walden
                                               President and
                                               Chief Executive Officer








Date:         August 13, 1996