Form 10-K405
period 1996-09-30
INTERWEST BANCORP INC
filed 1996-12-30
CIK 949504

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Fiscal Year Ended September 30, 1996 OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                         Commission File Number: 0-26632

                             InterWest Bancorp, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Washington                                                 91-1691216
--------------------------------------------             ----------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
or organization)                                          Identification
                                                          No.)

275 Southeast Pioneer Way, Oak Harbor, Washington             98277
-------------------------------------------------        ----------------
  (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code       (360) 679-4181
                                                         ----------------

Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.20 per share
                     --------------------------------------
                                (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES X   NO
                                                  ---    ---
      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             ---
      The aggregate market value of the voting stock held by non-affiliates of the Registrant was $260,686,974 based upon the closing price of the Registrant's common stock as quoted on the Nasdaq National Market on December 5, 1996 of $32.5625.

      As of December 5, 1996, there were issued and outstanding 8,005,742 shares of the Registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

      1. Annual Report to Stockholders for the year ended September 30, 1996. (Part I).

      2. Proxy Statement for the 1997 Annual Meeting of Stockholders. (Parts II and III).

                                     PART I
Item 1.  Business
-----------------

General

      InterWest Bancorp, Inc. ("InterWest Bancorp" or the "Corporation") was incorporated in the State of Washington in 1994 for the purpose of becoming a bank holding company for InterWest Bank ("InterWest" or the "Bank"). On January 17, 1995, the stockholders of the Bank approved a plan to reorganize the Bank into the holding company form of ownership. The reorganization was completed on July 28, 1995, on which date the Bank became the wholly-owned subsidiary of the Corporation, and the stockholders of the Bank became stockholders of the Corporation. Prior to completion of the reorganization, the Corporation had no material assets or liabilities and engaged in no business activities. Subsequent to the acquisition of InterWest, the Corporation has engaged in no significant activity other than holding the stock of the Bank.

      InterWest was organized in 1956 as Island Savings and Loan Association by two local business people who recognized the need to create a new business to help families obtain homes in the growing community of Oak Harbor on Whidbey Island. On July 5, 1957 Island Savings began operations as the first state-chartered stock savings and loan association in the State of Washington. By 1984, the name Island Savings and Loan Association had been outgrown both as a geographic description and as an indicator of the scope of the company's products and services. On May 30, 1984, the name InterWest Savings Bank was ratified unanimously by stockholders and board members. In March of 1987, InterWest acquired the assets of Home Savings and Loan Association. The purchase added $150 million in assets and five branch offices to InterWest's holdings.

      Effective August 31, 1996, the Corporation consummated the acquisition of Central Bancorporation ("Central"), Wenatchee, Washington, and its wholly-owned subsidiary, Central Washington Bank. Effective October 14, 1996, Central Washington Bank was merged into InterWest, with InterWest surviving the merger. The acquisition was accounted for by the Corporation as a pooling of interests, and all references to the Corporation hereafter with respect to prior periods reflect this pooling of interests. For a discussion of the accounting treatment of the acquisition, see Note 24 to Notes to Consolidated Financial Statements. The acquisition of Central added 10 new branches in central Washington and provides InterWest with an entrance into the business of commercial banking. This acquisition represents the initial steps of transforming InterWest from a traditional thrift to a blended financial institution with business banking in its portfolio of products and less reliance on a single-family mortgages as its primary asset. In November 1996, the Bank changed its name from InterWest Savings Bank to InterWest Bank to reflect the expansion of its business.

      Today InterWest conducts its business through 37 full-service branch offices. These offices are located in small cities and towns in the western and central parts of the State of Washington. These smaller cities and towns are generally outside Washington's most densely populated cities, such as Seattle and Spokane. Management believes it is easier to develop long-term customer relationships in outlying areas and that such relationships lead to increased repeat business and greater customer loyalty. Management believes that persons living in outlying areas are less likely to relocate outside of InterWest's market area and are somewhat more likely to communicate among themselves than are persons in more densely populated areas and, thus, constitute a more stable customer base worthy of significant efforts to develop high quality long-term relationships. Accordingly, InterWest has developed a variety of policies designed to maintain high levels of customer service, including customer service monitoring and follow-up procedures. Management believes that InterWest has developed such long-term relationships and that these relationships have resulted in increased profitability. Investments are available through InterWest Financial Services, Inc., a wholly-owned subsidiary of the Bank and insurance is available through InterWest Insurance Agency, Inc., a partially-owned subsidiary of the Bank. Brokered loan products are available through Cornerstone Northwest Mortgage, Inc., a wholly-owned subsidiary of the Bank.

Recent Developments

      Recapture of Bad Debt Reserves. Recently enacted legislation repealed the reserve method of accounting for bad debt reserves for tax years beginning after December 31, 1995. As a result, savings associations, such as InterWest, will no longer be able to calculate their deduction for bad debts using the percentage-of-taxable-income method. Instead, savings associations will be required to compute their deduction based on specific charge-offs during the taxable year or, if the savings association or its controlled group had assets of less than $500 million, based on actual loss experience over a period of years. This legislation also requires savings associations to recapture into income over a six-year period their post-1987 additions to their bad debt tax reserves, thereby generating additional tax liability. At September 30, 1996, InterWest's post-1987 reserves totalled approximately $5.2 million. The recapture may be suspended for up to two years if, during those years, the institution satisfies a residential loan requirement. InterWest anticipates that it will meet the residential loan requirement for the taxable year ending September 30, 1997. See "TAXATION -- Federal Taxation."

      New Branch Openings. During the year ended September 30, 1996, in addition to the branches acquired through the acquisition of Central, InterWest opened new branches in Mercer Island and Lakewood, Washington.

      Key Operating Ratios

      The table below sets forth certain performance ratios for the periods indicated. These ratios are calculated based on month-end balances.

                                          Year Ended September 30,
                                -----------------------------------------
                                1996     1995     1994      1993     1992
                                -----------------------------------------

KEY OPERATING RATIOS:

Return on average assets. . .   0.82%     1.08%    1.19%     1.31%    1.20%

Return on average stockholders'
 equity . . . . . . . . . . .  11.48     14.37    15.26     16.32    15.30

Average stockholders' equity
 to average assets  . . . . .   7.12      7.52     7.77      8.03     7.85

Net interest margin . . . . .   3.53      3.37     3.88      4.22     3.81

Ratio of non-performing assets
 to total assets(1) . . . . .   0.54      0.45     0.61      0.82     1.19

Dividend payout ratio . . . .  32.25     18.60    18.54     15.73    10.33
___________________
(1) Non-performing assets consist of non-performing loans (including nonaccrual loans and certain other delinquent loans at the discretion of management) and real estate held for sale.

Yields Earned and Rates Paid

      The Corporation's pre-tax earnings depend primarily on its net interest income, which is the difference between the income it receives on its loan portfolio and investment and mortgage-backed and related securities and its cost of money, consisting primarily of interest paid on customer deposits, Federal

Home Loan Bank advances, securities sold under agreements to repurchase and other borrowings. Net interest income is affected by (i) the difference ("interest rate spread") between rates of interest earned on its interest-earning assets and rates paid on its interest-bearing liabilities and
(ii) the relative amounts of its interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. Thrift institutions have traditionally used interest rate spreads as a measure of net interest income. Another indicator of an institution's net interest income is its "net interest margin" which is net interest income divided by average interest-earning assets.

      In an effort to make the yields on its loan portfolio and investments more interest rate sensitive, InterWest has implemented a number of measures. Those measures include: (i) adoption of a policy under which InterWest generally originates long-term, fixed-rate mortgage loans only when such loans are written to specifications promulgated by the Federal Home Loan Mortgage Corporation ("FHLMC") and qualify for sale in the secondary market, (ii) origination of adjustable-rate mortgage loans on residential and commercial properties subject to market conditions, (iii) origination of construction loans secured by residential properties at interest rates subject to periodic adjustment based upon prevailing market rates, (iv) origination of consumer loans secured by autos, vehicles and other collateral, and (v) increased focus on the origination of commercial non-real estate and agricultural loans. See "-- Lending Activities."

      The following table presents for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resulting yields, interest rate spread, ratio of interest-earning assets to interest-bearing liabilities and net interest margin. Average balances for the period have been calculated using the average of month-end balances during such periods.

                                      3
PAGE

                                                       Year Ended September 30,
                         ----------------------------------------------------------------------------------
                                    1996                        1995                        1994
                         --------------------------  --------------------------  --------------------------
                                  Interest  Average           Interest  Average           Interest  Average
                         Average     &      Yield/   Average     &      Yield/   Average     &      Yield/
                         Balance  Dividends  Cost    Balance  Dividends  Cost    Balance  Dividends  Cost
                         -------  --------- -------  -------  --------- -------  -------  --------- -------
                                                                          (Dollars in Thousands)
Interest-earning
assets:
 Loans receivable(1) . $  907,494 $82,925    9.14%  $ 814,898  $70,803   8.69%   $ 720,656 $61,865  8.58%
 Mortgage-backed and
   related securities.    466,320  31,874    6.84     350,877   23,621   6.73      249,217  15,198  6.10
 Investment
   securities. . . . .     64,131   3,312    5.16      70,474    4,545   6.45       65,879   3,506  5.32
 Interest-earning
   deposits. . . . . .     38,430   2,802    7.29      20,957    1,295   6.17       36,400   1,701  4.67
                       ---------- -------          ----------  -------          ----------  ------
   Total interest-
     earning assets. .  1,476,375 120,913    8.19   1,257,206  100,264   7.98    1,072,152  82,270  7.67

Non-interest earning
  assets . . . . . . .     86,316                      72,609                       63,771
                       ----------                  ----------                   ----------
Total Assets . . . . . $1,562,691                  $1,329,815                   $1,135,923
                       ==========                  ==========                   ==========

Interest-bearing
liabilities:
 Passbook accounts . .    102,120   2,569   2.52    $ 111,538    3,275   2.94     $120,853   3,576  2.96
 Demand and NOW
   accounts(2) . . . .    161,506   1,867   1.16      143,122    2,031   1.42      141,949   2,050  1.44
 Money market
   accounts. . . . . .     95,782   3,854   4.02       89,183    3,398   3.81       84,037   2,308  2.75
 Certificates of
   deposit . . . . . .    706,250  39,876   5.65      654,395   37,248   5.69      528,374  24,948  4.72
                       ---------- -------          ----------  -------          ----------  ------
   Total Deposits. . .  1,065,658  48,166   4.52      998,238   45,952   4.60      875,213  32,882  3.76

FHLB advances, securities
  sold under agreements
  to repurchase and
  other borrowings . .    372,200  20,642   5.55      222,605   11,974   5.38      165,693   7,803  4.71
                       ---------- -------          ----------  -------          ----------  ------
Total interest-bearing
  liabilities. . . . .  1,437,858  68,808   4.79    1,220,843   57,926   4.74    1,040,906  40,685  3.91
                                  -------                      -------                      ------
Non-interest bearing
  liabilities. . . . .     13,566                       9,021                        6,763
                       ----------                  ----------                   ----------
    Total
      liabilities. . .  1,451,424                   1,229,864                    1,047,669


Stockholders' equity .    111,267                      99,951                       88,254
                       ----------                  ----------                   ----------
Total liabilities
  and stockholders'
  equity . . . . . . . $1,562,691                  $1,329,815                   $1,135,923
                       ==========                  ==========                   ==========
Net interest income. .            $52,105                       $42,338                    $41,585
                                  =======                       =======                    =======
Interest rate spread .                      3.40                         3.24                       3.76

Net interest margin  .                      3.53                         3.37                       3.88

Ratio of average
  interest-earning
  assets to average
  interest- bearing
  liabilities. . . . .    102.68%                     102.98%                      103.00%
_______________
(1)  Does not include interest on loans 90 days or more past due.
(2)  Includes average non-interest bearing demand accounts of $49.9 million, $43.1 and $38.4 million for the years ended September 30, 1996, 1995 and 1994, respectively.

                                                                4

PAGE

Lending Activities

      General. The principal lending activity of InterWest is the origination of single-family residential mortgage loans and, to a lesser extent, loans secured by income property. InterWest requires that mortgage loans be secured by first liens on single-family, residential dwellings (one- to-four family units), land, developed lots and income property. The purpose of most mortgage loans has been for the purchase or refinancing of these properties, but some loans have been for acquisition or development of residential lots or construction of single-family houses or permanent loans secured by income
properties.   As of September 30, 1996, $764.4 million, or 72.5 percent of
InterWest's loan portfolio (before the deduction of undisbursed loan proceeds, deferred loan fees and discounts and allowance for losses on loans), consisted of loans secured by one -to four-family residential properties (permanent and construction) and $198.8 million, or 18.9 percent of total loans, consisted of income property loans (multi-family residential and commercial real estate loans).

      The merger with Central provides InterWest with access to the higher growth segment of commercial lending. This merger has initiated the process of restructuring InterWest's loan portfolio into that of a financial institution with less reliance on single-family lending as the primary loan product. InterWest is striving to increase loan origination efforts in commercial, agricultural and consumer lending. Growth in commercial, agricultural and consumer loans, in addition to being an important part of InterWest's diversification of the loan portfolio, promotes greater net interest income stability because of their somewhat shorter maturities and faster prepayment characteristics.

PAGE

    Loan Portfolio Analysis.  The following table sets forth the composition of the InterWest's loan portfolio by type of loan as of the dates indicated.

                                                          At September 30,
                      --------------------------------------------------------------------------------------

                           1996             1995              1994              1993              1992
                      --------------    --------------    --------------    --------------    --------------
                      Amount Percent    Amount Percent    Amount Percent    Amount Percent    Amount Percent
                                                       (Dollars in Thousands)
Type of Loan:
Mortgage loans:
 Single-family
  residential(1). . $613,220  58.19%  $552,845  59.34%  $495,954  60.00%  $447,559  61.78%  $375,753  60.75%
 Multi-family
  residential . . .   52,683   5.00     51,515   5.53     38,567   4.67     32,853   4.53     27,177   4.39
 Commercial real
  estate. . . . . .  146,115  13.87    118,229  12.69     99,426  12.03     93,576  12.92     85,455  13.82
 Residential
  construction. . .  151,194  14.35    128,544  13.80    126,455  15.30    103,526  14.29     81,563  13.19
                   --------- ------   -------- ------   -------- ------   -------- ------   -------- ------
   Total             963,212  91.41    851,133  91.36    760,402  92.00    677,514  93.52    569,948  92.15

Other loans:
 Commercial non-
  real estate . . .   23,580   2.24     20,571   2.21     18,398   2.23     11,167   1.54     11,238   1.82
 Consumer . . . . .   54,109   5.13     45,996   4.96     34,946   4.22     28,929   3.99     32,356   5.23
 Agriculture. . . .   12,873   1.22     13,659   1.47     12,801   1.55      6,856   0.95      4,964   0.80
                   --------- ------   -------- ------   -------- ------   -------- ------   -------- ------
   Total other
    loans . . . . .   90,562   8.59     80,226   8.64     66,145   8.00     46,952   6.48     48,558   7.85
                   --------- ------   -------- ------   -------- ------   -------- ------   -------- ------
   Total gross
    loans . . . . .1,053,774 100.00%   931,359 100.00%   826,547 100.00%   724,466 100.00%   618,506 100.00%
                   --------- ======   -------- ======   -------- ======   -------- ======   -------- ======
Less:
 Undisbursed loan
  proceeds. . . . .  (60,187)          (38,305)          (49,217)          (40,785)          (30,705)
 Allowance for
  losses on loans .   (8,074)           (6,078)           (5,663)           (4,444)           (3,643)
 Deferred loan fees
   and discounts. .   (9,542)           (8,886)           (8,676)           (7,628)           (5,256)
                   ---------          --------          --------          --------          --------
   Total loans
    receivable,
    net . . . . . . $975,971          $878,090          $762,991          $671,609          $578,902
                   =========          ========          ========          ========          ========
_______________
(1)  Includes construction loans converted to permanent loans.
                                                                     6

Loan Maturity and Repricing

     The following table shows the contractual maturity of InterWest's gross loans at September 30, 1996. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, deferred loan fees and discounts and allowance for losses on loans. The table does not reflect any estimate of prepayments, which significantly shorten the average life of all loans and may cause InterWest's actual repayment experience to differ from that shown below.

                                          After
                                Within    One Year
                                One       Through     After
                                Year      5 Years     5 Years     Total
                                ----      -------     -------     -----
                                            (In Thousands)

Single-family residential. . .$  4,633   $ 35,175   $573,412   $  613,220
Multi-family residential . . .     135      3,894     48,654       52,683
Commercial real estate . . . .  16,137     42,496     87,482      146,115
Residential construction . . .  43,426     20,306     87,462      151,194
Commercial non-real estate . .  14,003      5,977      3,600       23,580
Agricultural . . . . . . . . .   8,722      3,209        942       12,873
Consumer . . . . . . . . . . .  18,154     20,727     15,228       54,109
                              --------   --------   --------   ----------
  Total loans. . . . . . . . .$105,210   $131,784   $816,780   $1,053,774
                              ========   ========   ========   ==========

      The following table sets forth the dollar amount of all loans due one year or more after September 30, 1996 which have fixed interest rates and have floating or adjustable interest rates.


                                         Fixed             Floating or
                                         Rates           Adjustable Rates
                                         -----           ----------------
                                              (In Thousands)

Single-family residential. . . . . . . $308,583              $300,004
Multi-family residential . . . . . . .    2,177                50,371
Commercial real estate . . . . . . . .   20,653               109,325
Residential construction . . . . . . .   52,341                55,427
Commercial non real estate . . . . . .    7,514                 2,063
Agricultural . . . . . . . . . . . . .    1,560                 2,591
Consumer . . . . . . . . . . . . . . .   24,410                11,545
                                       --------              --------
  Total loans. . . . . . . . . . . . . $417,238              $531,326
                                       ========              ========

      Mortgage Loans
      --------------

      Single-Family Residential Loans. The primary lending activity of InterWest has been the granting of mortgage loans to enable borrowers to refinance and purchase existing homes or to construct new single-family homes on properties located within its primary market area. Management believes that this policy of focusing on single-family residential mortgage loans has been successful in contributing to interest income while keeping delinquencies and losses to a minimum. InterWest's single-family residential loan portfolio also includes loans on two- to four-family dwellings and mobile homes and loans for the development of residential lot sites.

       InterWest presently originates both fixed-rate loans and adjustable-rate mortgage loans ("ARMs") secured by one- to four-family properties with loan terms of 15 to 30 years. ARMs originated since 1988 have interest rates that adjust every six months or one year based upon changes in the pre-determined index for a period matching the repricing period of the loan. The majority of these loans provide that the amount of any increase or decrease in the interest rate is limited to one percentage point (upward or downward) per adjustment period which is typically six months and generally limited to four and one-half percentage points over the life of the loan. Borrower demand for ARMs versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and the rates and loan fees for ARMs.

      Income Property Loans. Income property loans, which consist of loans secured by multi-family residential and commercial real estate, totaled $198.8 million, or 18.9 percent of InterWest's total gross loan portfolio at September 30, 1996. InterWest originates permanent loans on commercial real estate and multi-family residences with terms of 10 to 30 years and interest rate adjustments based on the Federal Cost of Funds Index. Changes in this index generally lag behind changes in market interest rates. Accordingly, adjustable- rate loans based on this index can take longer to adjust to market rates than loans based on other indices. Currently, it is InterWest's policy to originate income property loans on properties in its immediate service area. InterWest's permanent income property loans are secured by improved property such as multi- family properties, office buildings and small commercial business properties, condominiums, churches, subdivision developments and strip shopping centers.

      Commercial real estate and multi-family loans in the portfolio are generally made in amounts between $250,000 and $1.5 million. Loans secured by income properties are generally larger and involve greater risks than residential mortgage loans because payments on loans secured by income properties are often dependent on the successful operation or management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to conditions in the real estate market or the economy.

      Residential Construction. At September 30, 1996, construction loans totalled $151.2 million or 14.3 percent of total gross loans. InterWest originates residential construction mortgage loans to residential owner-occupants (custom construction loans) and to local contractors building residential properties for resale, as well as construction loans for condominiums, multi-family residential properties and land development on properties located within its primary market area. Of the total construction loans outstanding at September 30, 1996, $52.8 million was construction loans to builders and $98.4 million was construction loans to owner-occupants. Construction loans to owner-occupants generally have a term of six months and then are converted to permanent loans. Construction loans to builders generally are in amounts below $250,000 and are made with a twelve month term. InterWest's construction loans to builders bear variable interest rates tied to New York Prime plus a margin. Approximately $144.4 million, or 28.9 percent, and $111.1 million, or 27.3 percent, of the loans originated by InterWest for the years ended September 30, 1996 and 1995, respectively, were construction loans. Commitments to provide additional construction loans at September 30, 1996 totaled $60.2 million.

      InterWest's underwriting criteria are designed to evaluate and minimize the risks of each construction loan. Among other things, InterWest considers evidence of the availability of permanent financing for the borrower, the reputation of the borrower, the amount of the borrower's equity in the project, the independent appraisal and review of cost estimates, the pre-construction sale and leasing information, and the cash flow projections of the borrower. In addition, most of the construction loans granted by InterWest are secured by property in InterWest's local market area.

      InterWest's primary focus is on the origination of construction loans to owner-occupants. However, InterWest also focuses on making construction loans to builders with whom InterWest has an established relationship. Some of the construction loans made to builders are speculative loans, meaning that at the time the loan is made, the builder has not identified a purchaser for the finished home.

      Other Loans
      -----------

      Management intends to expand the commercial, agricultural and consumer loan portfolios through increased staffing, sales and marketing efforts. The majority of InterWest's business loans are to borrowers located in central Washington and were acquired through the acquisition of Central. It is intended that business banking expansion will occur in western Washington where the majority of InterWest's branches are located. InterWest's goal is to reduce dependence on single-family lending and increase net income and net interest margin as these types of loans generally bear higher interest rates than residential mortgage loans.

      Commercial Non-Real Estate Loans. Commercial non-real estate loans totaled $23.6 million, or 2.2 percent of InterWest's total gross loan portfolio at September 30, 1996. Commercial non-real estate loans include a wide range of loan types to small and medium sized businesses. A significant portion of these loans are commercial lines of credit with adjustable rates and maturities of less than one year. The remaining commercial non-real estate loans include equipment and operational loans with terms generally not exceeding five years. These loans are primarily secured by capital assets and inventory, although certain loans are unsecured.

      Agricultural Loans. At September 30, 1996, agricultural loans totaled $12.9 million, or 1.2 percent of total gross loans. Agricultural loans include seasonal production loans secured by crops and equipment. These loans generally have adjustable rates and maturities of less than one year. Agricultural loans also include loans secured by farmland. The majority of these loans have terms of less than five years and have adjustable rates.

      Consumer Loans. As of September 30, 1996, consumer loans, consisting of savings account loans, automobile loans, home equity loans and loans for other consumer purposes were approximately $54.1 million, or 5.1 percent of InterWest's total gross loan portfolio.

      Certain Underwriting Risks. While loans that are not secured by single family residences are integral to InterWest's asset and liability management program and reduce exposure to interest rate changes, such loans may entail significant additional risks compared to residential mortgage lending. Commercial real estate and construction mortgage loans may involve large loan balances to single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the successful operation of the properties and thus may be subject to a greater extent to adverse conditions in the real estate market or in the economy generally. Construction loans may involve additional risks because loan funds are advanced upon the security of the project under construction which is of uncertain value prior to the completion, delays may arise from labor problems, material shortages may be experienced and other unpredictable contingencies may occur. It is extremely important to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. Because of these factors, the analysis of prospective construction loan projects requires an expertise that is different in significant respects from the expertise required for residential mortgage lending.

      Construction lending is generally considered to involve a higher degree of credit and collateral risk than long-term financing of residential properties. InterWest's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value and marketability at completion of construction or development and the estimated cost (including interest) of construction. If the estimate of construction costs and the marketability of the property upon completion of the project prove to be inaccurate, InterWest may be required to advance additional funds to complete the development. Speculative construction loans have the added risk that if the borrower is unable to sell the completed project in a timely manner or obtain adequate proceeds to repay the loan, the loan may become nonperforming. Furthermore, if the estimate of value proves to be inaccurate, InterWest may be confronted with, at or prior to the maturity of the loan, a project with a value which is insufficient to assure full repayment.

      Consumer lending may involve special risks, including decreases in the value of collateral and transaction costs associated with foreclosure and repossession. Commercial non-real estate and agricultural lending have increased risks as a result of dependence on income production for future repayment, and in certain circumstances, the lack of tangible collateral.

      Mortgage Loan Solicitation, Processing and Underwriting. Loan originations are derived from a number of sources such as branch staff, builders, existing customers and referrals. Upon receipt of a loan application, a credit report and other information is ordered to verify specific information relating to the loan applicant's employment, income and credit standing. In the case of most real estate loans, an appraisal of the real estate intended to secure the proposed loan is undertaken by InterWest's appraisal staff or other qualified fee appraisers. Appraisals done by other qualified fee appraisers are selectively reviewed by InterWest's staff appraisers. Residential mortgage loan documents used by InterWest conform to standards imposed by the Federal National Mortgage Association ("FNMA") and the FHLMC.

       InterWest's policy is to require borrowers to obtain certain types of insurance to protect its interest in the collateral securing the loan. InterWest requires a title insurance policy insuring that InterWest has a valid lien on the real estate. Fire and casualty insurance, as well as flood insurance, if applicable, also is required on collateral for loans.

       InterWest's lending practices limit the maximum loan to value ratio on conventional residential mortgage loans to 95 percent of either the appraised value of the property as determined by an qualified appraiser or the purchase price, whichever is less. Most of InterWest's one- to four-family residential loans have loan to value ratios of less than 75 percent. InterWest, typically, requires private mortgage insurance on any home loans in excess of 80 percent of appraised value.

      The Board of Directors approves credit over $1.5 million. InterWest's loan committee, with two Board members, reviews applications for major loans over $750,000, while a loan committee consisting of four of the top officers reviews applications for loans of $350,000 to $750,000.

      The Chairman of the Board or President may approve loans up to $500,000 and the Income Property Loan Production Manager, Executive Vice President in charge of Lending, Manager at Wholesale/Secondary Marketing and Manager of Residential Lending approves credit up to $350,000. The Regional Managers approve credit of amounts up to $250,000.

      Loan Originations, Purchases and Sales. Substantially all of the loans in InterWest's portfolio were originated by InterWest. During the year ended September 30, 1996, InterWest sold approximately $70.9 million of loans. Mortgage loans are sold for cash on a non-recourse basis. InterWest has infrequently purchased loans.

      In connection with such sales, InterWest generally retains the right to service the loans (i.e., collection of principal and interest payments), for which it generally receives a fee based on the difference between the rate paid to the investor and that collected from the borrower, which generally ranges from 1/4 percent to 1/2 percent of the unpaid balance of each loan.

      The following table shows total loans originated, purchased, sold andrepaid during the periods indicated.

                                             Year Ended September 30,
                                         -------------------------------
                                         1996          1995         1994
                                         ----          ----         ----
                                                  (In Thousands)

Total loans at beginning of period .   $931,359     $826,547     $724,466

Loans originated:
 Single-family residential . . . . .    198,263      156,896      220,544
 Multi-family residential and
  commercial real estate . . . . . .     80,094       64,559       56,788
 Residential construction. . . . . .    144,407      111,136      146,533
 Commercial non-real estate. . . . .     28,897       38,640       28,247
 Agricultural. . . . . . . . . . . .     11,609       14,837       10,060
 Consumer. . . . . . . . . . . . . .     36,337       21,691       19,543
   Total loans originated. . . . . .    499,607      407,759      481,715

Loans acquired through acquisition .         --           --       27,499

Loans purchased. . . . . . . . . . .      3,942          179          114

Loans sold . . . . . . . . . . . . .    (70,935)     (82,111)    (148,039)

Principal repayments . . . . . . . .   (308,522)    (220,721)    (258,936)

Other (foreclosures) . . . . . . . .     (1,677)        (294)        (272)
                                     ----------     --------     --------

Net loan activity. . . . . . . . . .    122,415      104,812      102,081
                                     ----------     --------     --------
Loans end of period. . . . . . . . . $1,053,774     $931,359     $826,547
                                     ==========     ========     ========

      Loan Origination and Other Fees. On most real estate loans, InterWest receives loan origination fees and discount "points." Loan fees and points are a percentage of the principal amount of the mortgage loan which are charged to the borrower for funding the loan. InterWest usually charges origination fees of 1.0 percent to 2.5 percent on one- to four-family residential real estate loans. Fees on long-term commercial real estate and residential construction loans are usually 2.0 percent to 3.0 percent.
Current accounting standards require fees received for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Deferred fees associated with loans that are sold are recognized as mortgage banking income at the time of sale. InterWest had $9.5 million of net deferred loan fees and discounts at September 30, 1996.

      Loan origination fee income varies with the volume and type of loans made and purchased and with competitive conditions in mortgage markets, which in turn tend to vary in response to the demand and availability of money.

       InterWest also receives other fees and charges relating to existing loans, which include prepayment penalties, late charges and fees collected in connection with a change in borrower or other loan modifications. These fees and charges have not constituted a material source of income.

      Loan Servicing. The Bank sells loans to FHLMC, FNMA and other financial institutions on a servicing-retained basis and receives fees in return for performing the traditional services of collecting individual payments and managing the loans. At September 30, 1996, the Bank was servicing $249.3 million of loans for others. Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items, such as private mortgage insurance. When the Bank receives the gross mortgage payment from individual borrowers, it remits to the investor in the mortgage a predetermined net amount based on the yield on that mortgage. The difference between the coupon on the underlying mortgage and the predetermined net amount paid to the investor is the gross loan servicing fee. Effective October 1, 1996, InterWest adopted Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights." This statement requires mortgage servicers to recognize servicing rights on loans as separate assets, no matter how acquired. When InterWest sells loans and retains the servicing rights it will be required to allocate the total cost of the loans between servicing rights and loans based on their relative fair values if their values can be estimated. SFAS No. 122 will not be applied retroactively. Management does not believe the adoption of this statement will have a material impact on InterWest's financial condition or results of operations.

      Loan Commitments. InterWest issues commitments to make loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 30 days after approval, depending on the type of transaction. InterWest had outstanding commitments to originate mortgage loans aggregating $115.6 million at September 30, 1996. Outstanding commitments on VISA credit cards totalled $29.8 million at September 30, 1996.

      Nonperforming Loans and Classified Assets. Loans are reviewed on a monthly basis and an allowance for losses on loans is established when, in the opinion of management, the fair value of the property collateralizing the loan is less than the outstanding principal and the collectibility of the loan's principal becomes uncertain. In some instances, the collateral underlying construction and income property loans in InterWest's loan portfolio has been insufficient to cover the book value and costs of selling the property. It is intended that InterWest's allowance for losses on loans be adequate to cover any potential shortfall. InterWest's procedures provide that when a loan becomes delinquent 15 days or more the borrower is given notice of such delinquency in writing. If the loan remains delinquent, the borrower is contacted, usually by phone, within 15 to 30 days. When the loan is over 30 days delinquent, the borrower is contacted in writing. Typically, InterWest will put a loan on non-accrual and initiate foreclosure action against the borrower when principal and interest become 90 days or more delinquent. InterWest develops an internal watchlist as a management tool to help focus attention and efforts where they are needed most and to facilitate the evaluation of the adequacy of the loan loss reserve. This watchlist of loans meriting special attention is reported to the Board of Directors on a periodic basis. As of September 30, 1996 and 1995, InterWest had $3.2 million and $2.4 million, respectively, of loans accounted for on a nonaccrual basis (i.e., loans upon which management believes the future collectibility of interest is uncertain).

      Other nonperforming assets include property acquired by InterWest through foreclosure. The property is carried at the lower of its fair market value or the principal balance of the foreclosed loan. At September 30, 1996, InterWest had 16 foreclosed properties totaling $6.1 million, the largest of which was a 154-room motel property located in Columbia, South Carolina. The property was appraised in July 1996 for $2.9 million and had net operating income of $312,000 for fiscal year 1996. As of September 30, 1996, the book value was $2.7 million, net of charge-offs of $1.2 million and capital improvements of $1.2 million. The second largest foreclosed property is a land development project located in Fountain, Colorado. This property was appraised in July 1996 at $2.2 million. During 1996, portions of this project were sold at a gain of $302,000. As of September 30, 1996, the net book value of this property was $1.7 million.

      In 1989, InterWest granted a $769,000 loan secured by approximately 80 acres of land in Mount Vernon, Washington, to finance the sale of property InterWest had acquired for development in 1978. In March 1990, the borrowers discovered two small dump sites approximately one and one-half acres in total size. These dump sites were owned and operated by the City of Mount Vernon as a burning dump in the 1930's and 1940's. InterWest cooperated with the City of Mount Vernon in having all required environmental tests performed on the site to ascertain the level of toxicity that might be present. The findings of the reports indicated that there was a low level of toxicity. Due to the delays in development, the borrowers, Mount Vernon and Associates, and InterWest agreed to rescind the sale. InterWest took title to the entire 80-acre parcel by deed in lieu of foreclosure. InterWest has cooperated with the City of Mount Vernon, Skagit County Health Department and the Washington Department of Ecology to develop an independent remediation plan for the dump sites and has implemented that plan. The City of Mount Vernon now has title to the portion of the property on which the two small dumps were located. InterWest has obtained the approval and permits to develop the remaining property in four phases consisting of a total of 248 dwelling units. At this time the construction of the first phase consisting of 64 single-family lots is completed and all off-site improvements are substantially completed. The property was appraised in January 1996 for $5 million. At September 30, 1996, the book value was $4.1 million net of charge offs of $220,000 and including capital improvements of $3.3 million.

      The following table sets forth information with respect to InterWest's non- performing assets and restructured loans within the meaning of SFAS No. 15 at the dates indicated.

                                               At September 30,
                               --------------------------------------------
                               1996      1995       1994     1993      1992
                               ----      ----       ----     ----      ----
                                               (Dollars in Thousands)

Loans accounted for on
 a nonaccrual basis:
  Single-family residential. .$1,965    $  985    $  708    $1,024    $  729
  Multi-family residential . .    --       900        --        --        --
  Commercial real estate . . .   791       308       624       315     1,205
  Residential Construction . .    --        --         3        --        --
  Commercial non-real estate .   225        71        84        79        67
  Agricultural . . . . . . . .    --        --       123       123        --
  Consumer . . . . . . . . . .   184       109       122       144       194
                              ------    ------    ------    ------   -------
    Total. . . . . . . . . . . 3,165     2,373     1,664     1,685     2,195

Accruing loans which
 are contractually past
 due 90 days or more:
  Agricultural . . . . . . . .    --        --       129        --        --
  Consumer . . . . . . . . . .    --        --         1        17         3
                              ------    ------    ------    ------   -------
    Total. . . . . . . . . . .    --        --       130        17         3

Real estate owned. . . . . . . 6,053     4,178     5,926     6,332     8,601
                              ------    ------    ------    ------   -------
Total nonperforming assets . .$9,218    $6,551    $7,720    $8,034   $10,799
                              ======    ======    ======    ======   =======
Restructured loans . . . . . .$1,715    $1,958    $   --    $   --   $   217

Total loans delinquent
 90 days or more to
 net loans . . . . . . . . . . 0.32%     0.27%     0.22%     0.25%     0.38%

Total loans delinquent
 90 days or more to
 total assets. . . . . . . . . 0.18%     0.16%     0.13%     0.17%     0.24%

Total nonperforming assets
 to total assets . . . . . . . 0.54%     0.45%     0.61%     0.82%     1.19%

     Interest income that would have been recorded for the year ended September 30, 1996 had nonaccruing loans been current in accordance with their original terms amounted to approximately $150,000.

     InterWest utilizes four categories for problem assets: Special Mention, Substandard, Doubtful and Loss. InterWest uses a Special Mention category, described as assets which do not currently expose InterWest to a sufficient degree of risk to warrant classification but do possess certain credit deficiencies or potential weaknesses deserving management's close attention. Substandard assets have one or more defined weaknesses and are characterized by the possibility that InterWest will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable and there is a high possibility of loss. An asset classified Loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted and thus, the loss portion is written off. Assets classified as Substandard or Doubtful may require the institution to establish specific allowances for losses on loans.

     InterWest's Substandard assets at September 30, 1996 totalled $18.9 million and consisted of $12.8 million of substandard loans and $6.1 million in real estate owned. Substandard loans are comprised of $4.8 million in commercial real estate, $2.1 million in multi-family residential and $5.9 in single-family residential loans. No assets were classified as Doubtful or Loss at September 30, 1996.

      Analysis of Allowance for Losses on Loans. In originating loans, InterWest recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the collateral securing the loan.

      The allowance for losses on loans is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio. Reserves are provided for loans based upon management's continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loss experience, current economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. The reserve is based upon factors and trends identified by management at the time financial statements are prepared. InterWest increases its allowance for losses on loans by charging provisions for losses on loans against InterWest's operations.

      While InterWest believes it has established its existing allowance for losses on loans in accordance with generally accepted accounting principles, there can be no assurance that in the future, regulators, when reviewing InterWest's loan portfolio, will not request InterWest to increase its allowance for losses on loans thereby affecting InterWest's financial condition and earnings. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for losses on loans is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for losses on loans may adversely affect InterWest's financial condition and results of operations.

     The following table sets forth an analysis of InterWest's allowance for losses on loans for the periods indicated.

                                           Year Ended September 30,
                                     ---------------------------------------
                                     1996    1995     1994     1993    1992
                                     ----    ----     ----     ----    ----
                                                (Dollars in Thousands)

Allowance at beginning of period . $6,078   $5,663   $4,444  $3,643  $2,414
Provision for losses on loans. . .  1,060      720      900   1,399   1,653
Provision pursuant to acquisition.    900       --       --      --      --
Provision acquired . . . . . . . .     --       --      393      --      --

Charge offs:
 Single-family residential . . . .     99      126      164     428     503
 Multi-family residential. . . . .     --      142       --      --      --
 Commercial real estate. . . . . .      2       --       --     115      --
 Residential construction. . . . .     --       --       --      --      78
 Commercial non-real estate. . . .     31       61       15      76      52
 Agricultural. . . . . . . . . . .     --       --        5      13      --
 Consumer. . . . . . . . . . . . .    228      276      142     280     100
                                   ------   ------   ------  ------  ------
   Total charge-offs . . . . . . .    360      605      326     912     733
Recoveries:
 Single-family residential . . . .      6       20       84      15      65
 Commercial real estate. . . . . .     13       22       --      --     100
 Commercial non-real estate. . . .    287      194      127     116      45
 Agricultural. . . . . . . . . . .     --        4        5     174      11
 Consumer. . . . . . . . . . . . .     90       60       36       9      88
                                   ------   ------   ------  ------  ------
   Total recoveries. . . . . . . .    396      300      252     314     309
                                   ------   ------   ------  ------  ------
   Net recoveries (charge-offs). .     36     (305)     (74)   (598)   (424)
                                   ------   ------   ------  ------  ------
   Balance at end of period. . . . $8,074   $6,078   $5,663  $4,444  $3,643
                                   ======   ======   ======  ======  ======
Ratio of allowance to total
 loans outstanding at the
 end of the period . . . . . . . .   0.83%    0.69%   0.74%    0.66%   0.63%
Ratio of net charge-offs
 to average loans outstanding
 during the period . . . . . . . .  0.00%     0.04%   0.01%    0.10%   0.08%

PAGE

      The following table sets forth the breakdown of the allowance for losses on loans by loan category for the periods indicated.
                                                         September 30,
                  ---------------------------------------------------------------------------------------
                        1996              1995             1994              1993             1992
                  ----------------  ----------------  ---------------  ----------------  ----------------
                          % of              % of             % of              % of              % of
                          Loans in          Loans in         Loans in          Loans in          Loans in
                          Each              Each             Each              Each              Each
                          Category          Category         Category          Category          Category
                          to Total          to Total         to Total          to Total          to Total
                  Amount  Loans     Amount  Loans     Amount Loans      Amount Loans     Amount  Loans
                  ------  -----     ------  -----     ------ -----      ------ -----     ------  -----
                                                         (Dollars in Thousands)
Single-family
  residential. . $1,457   58.19%   $1,314  59.34%    $1,178   60.00%   $1,063   61.78% $  893   60.75%
Multi-family
  residential . .   413    5.00       404   5.53        302    4.67       258    4.53     213    4.39
Commercial real
  estate. . . . . 1,200   13.87       971  12.69        817   12.03       769   12.92     702   13.82
Residential
  construction. .   321   14.35       273  13.80        268   15.30       220   14.29     173   13.19
Commercial non-
  real estate . .   350    2.24       308   2.21        233    2.23       398    1.54     207    1.82
Agricultural. . .   200    1.22       205   1.47        158    1.55       113    0.95      97    0.80
Consumer. . . . .   981    5.13       834   4.96        634    4.22       524    3.99     506    5.23
Unallocated . . . 3,152     N/A     2,295    N/A      2,073     N/A     1,099     N/A     772     N/A
                 ------  ------    ------ ------     ------  ------    ------  ------  ------  ------
Total allowance
  for loan
  losses. . . . .$8,074  100.00%   $6,078 100.00%    $5,663  100.00%   $4,444  100.00% $3,643  100.00%
                 ======  ======    ====== ======     ======  ======    ======  ======  ======  ======

                                        16

Investment Activities

     Under Washington law, savings banks are permitted to own government and government agency obligations, commercial paper, corporate debt, mutual fund shares, debt and equity obligations issued by creditworthy entities, whether traded on public securities exchanges or privately placed for investment purposes.

     The FDIC has adopted the Federal Financial Institutions Examination Council statement of policy on securities activities and accounting procedures. This policy requires that institutions establish prudent policies and strategies for securities activities, identify certain securities trading practices that are unsuitable for an investment portfolio, recommends procedures for selection of a securities dealer, and limits investment in high risk mortgage securities and disproportionately large holdings of long-term zero coupon bonds.

     The policy addresses concerns about speculative or other non-investment activities in the securities investment portfolios of depository institutions. Speculative securities activities can impair earnings or capital and, in some cases, may cause the failure of the institution. The policy establishes a framework for structuring securities activities and clarifies various accounting issues concerning investment accounts versus trading accounts.

     The investment policy of InterWest is determined by the Investment Committee consisting of InterWest's Chief Financial Officer, Chief Executive Officer and Executive Vice Presidents. It has generally been the policy of InterWest to maintain liquidity in excess of regulatory guidelines. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and management's expectation of the level of yield that will be available in the future as well as management's projections as to the short term demand for funds to be used in the Bank's loan origination and other activities. InterWest's policy has been to purchase investments in amounts sufficient to meet its liquidity guidelines.

     InterWest adopted SFAS No. 115, "Accounting for Certain Investment in Debt and Equity Securities," at September 30, 1994. This statement requires that investments be categorized as held to maturity, trading securities or available for sale, based upon management's intent as to the ultimate disposition of each security acquired. InterWest does not actively trade investments. Pursuant to SFAS No. 115, securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts over the terms of the securities, while securities classified as available for sale are reported at fair value, with unrealized gains and losses reported as a net amount in a separate component of stockholders' equity. See Notes 2, 3, 4 and 5 to Consolidated Financial Statements regarding InterWest's investment and mortgage-backed and related securities portfolio.

PAGE

     Investment and Mortgage-Backed and Related Securities Held to Maturity.  The following table sets forth carrying values and estimated fair values for InterWest's investment and mortgage-backed and related securities held to maturity at the dates indicated.

                                                        September 30,
                 ------------------------------------------------------------------------------------------
                            1996                            1995                          1994
                 ----------------------------   ----------------------------   ----------------------------
                          Estimated                      Estimated                     Estimated
                 Carrying   Fair    Percent of  Carrying   Fair   Percent of   Carrying   Fair   Percent of
                   Value    Value   Portfolio    Value    Value   Portfolio     Value    Value   Portfolio
                 --------   -----   ----------  -------- -------- ----------   -------- -------- ---------
                                                                  (Dollars in Thousands)
U.S. Government
 and Agency
 securities (1) . $146,817 $146,044   61.84%   $ 52,952  $ 52,471   16.00%    $ 66,043  $ 63,360   19.31%
Obligations of
 states and
 political
 subdivisions. . .   3,802    3,808    1.60       5,341     5,387    1.61        4,384     4,321    1.28
Other securities .  86,817   81,044   36.56     272,684   266,947   82.39      271,616   250,534   79.41
                  -------- --------  ------    --------  --------  ------     --------  --------  ------
     Total        $237,436 $230,896  100.00%   $330,977  $324,805  100.00%    $342,043  $318,215  100.00%
                  ======== ========  ======    ========  ========  ======     ========  ========  ======

     The following table sets forth the maturities and weighted average yields of the debt securities held to maturity in InterWest's investment and mortgage-backed and related securities portfolio at September 30,
1996.

                             Less Than              One to                 Five to             Over Ten
                              One Year            Five Years              Ten Years              Years
                          ---------------       ---------------        ---------------      ---------------
                          Amount    Yield       Amount    Yield        Amount    Yield      Amount    Yield
                          ------    -----       ------    -----        ------    -----      ------    -----
                                                    (Dollars in Thousands)
U.S. Government
 and Agency
 securities (1). . .      $--         --%     $130,431     7.16%       $  --        --%    $16,386     5.82%
Obligations of
 states and political
 subdivisions. . . .       80       4.00         2,930     4.49          792      5.03          --       --
Other securities . .       --         --            --       --           --        --      86,817     5.47
                          ---                 --------                  ----              --------
         Total . . .      $80       4.00      $133,361     7.10         $792      5.03    $103,203     5.53
                          ===                 ========                  ====              ========

                                                        19

      Investment and Mortgage-Backed and Related Securities Available for Sale. The following table sets forth InterWest's investment and mortgage-backed and related securities available for sale portfolio at the dates indicated.

                                           September 30,
                    --------------------------------------------------------
                           1996               1995               1994
                    ------------------ ------------------ ------------------
                             Percent            Percent            Percent
                    Carrying     of    Carrying     of    Carrying     of
                     Value   Portfolio   Value  Portfolio   Value  Portfolio
                    -------- --------- -------- --------- -------- ---------
                                     (Dollars in Thousands)

U.S. Government and
 Agency Securities. .$93,902  25.51%   $25,738    18.22%   $25,635  47.10%
SBA Certificates. . . 71,037  19.30     71,286    50.46         --     --
Obligations of
 states and politi-
 cal subdivisions . .  5,115   1.39        102     0.07         81   0.15
Other securities. . .198,069  53.80     44,146    31.25     28,706  52.75
                    -------- ------   --------   ------    ------- ------
   Total            $368,123 100.00%  $141,272   100.00%   $54,422 100.00%
                    ======== ======   ========   ======    ======= ======

     The following table sets forth the maturities and weighted average yields of the investment and mortgage-backed and related securities in InterWest's available for sale portfolio at September 30, 1996.


                    Less Than        One to        Five to       Over Ten
                     One Year      Five Years     Ten Years        Years
                  -------------  -------------  -------------  -------------
                  Amount  Yield  Amount  Yield  Amount  Yield  Amount  Yield
                  ------  -----  ------  -----  ------  -----  ------  -----
                                   (Dollars in Thousands)

U.S. Government
 and Agency
 Securities . . .$18,068  5.51%  $   --    --% $ 3,374  6.00% $ 72,460 6.04%
SBA Certificates.     --    --    4,445  7.83   13,128  8.63    53,464 8.35
Obligations of
 states and
 political
 subdivisions . .  1,482  4.13    2,057  4.79    1,407  4.50       169 5.97
Other securities.     --    --      615  5.31      245  5.31   197,209 5.39
                 -------         ------        -------        --------
   Total         $19,550  5.20   $7,117  6.74  $18,154  7.77  $323,302 6.02
                 =======         ======        =======        ========

     The following table presents the name of the issuer and the aggregate book value and aggregate fair value of the securities of each issuer for those securities in InterWest's portfolio the aggregate book value of which exceed 10 percent of InterWest's stockholders equity as of September 30, 1996.

                                           Carrying Value    Fair Value
                                           --------------    ----------
                                                 (In Thousands)

Chase Mortgage Finance Corporation . . . .  $23,412          $22,082

CMC Securities Corporation . . . . . . . .   10,330           10,200

DLJ Mortgage Acceptance Corporation. . . .   26,321           26,159

GE Capital Mortgage Services, Inc. . . . .   57,612           52,098

Greenwich Capital Acceptance Inc.. . . . .   17,880           17,881

Independent National Mortgage Corporation.   13,913           13,733

Residential Funding Mortgage
 Securities, Inc.. . . . . . . . . . . . .   23,589           23,290

Salomon Brothers Mortgage
 Securities, Inc.. . . . . . . . . . . . .   11,749           11,639

Securitized Asset Sales, Inc.. . . . . . .   20,277           20,155

Saxon Mortgage Securities Corporation. . .   41,208           41,070


Deposit Activities and Borrowings

      Deposits. InterWest offers various types of deposit accounts, including passbook, NOW accounts, money market type accounts and a variety of certificate accounts currently ranging in maturity from 14 days to ten years. Deposit accounts vary as to terms, with the principal differences being the minimum balance required, the time period the funds must remain on deposit, the interest rate and the deposit or withdrawal option. Unlike some other financial institutions, InterWest has rarely relied on brokered deposits, but has relied on its own originations through a marketing strategy that employs a sales staff responsible for generating deposits as well as fee products. InterWest be that retail deposits are a more dependable and cost effective source of funds. Furthermore, retail deposits offer InterWest an opportunity to market other products to these customers.

      The following table indicates the amount of InterWest's certificates of deposit with balances equal to or greater than $100,000 classified by time remaining until maturity as of September 30, 1996.

                                                       Certificates
            Maturity Period                             of Deposit
            ---------------                             ----------
                                                       (In Thousands)

            Three months or less . . . . . . . . . .     $95,832
            Three through six months . . . . . . . .      41,302
            Six through twelve months. . . . . . . .      41,844
            Over twelve months . . . . . . . . . . .      22,756
                                                        --------
                Total. . . . . . . . . . . . . . . .    $201,734
                                                        ========

   Deposit Flow.  The following table sets forth the balances and changes in dollar amount of deposits in the various types of accounts offered by InterWest at the dates indicated.

                                                            At September 30,
                     -----------------------------------------------------------------------------------
                                 1996                              1995                       1994
                     ------------------------------     ----------------------------     ---------------
                               Percent                           Percent                         Percent
                                  of     Increase                  of     Increase                  of
                       Amount   Total    (Decrease)     Amount   Total    (Decrease)     Amount   Total
                      ------   -------   ----------     ------   -------  ----------     ------  -------
                                                         (Dollars in Thousands)

Non-interest bearing
 demand accounts . .$   57,580    5.14%   $10,390    $   47,190    4.54%  $  4,686     $ 42,504    4.43%
Interest bearing
 demand and NOW
 accounts. . . . . .    99,272    8.85     (1,193)      100,465    9.66     (6,584)     107,049   11.16
Money market
 accounts. . . . . .   112,614   10.05     12,561       100,053    9.62     17,037       83,016    8.65
Passbook accounts. .   100,002    8.92     (1,875)      101,877    9.79    (25,810)     127,687   13.31
Certificates . . . .   751,275   67.04     60,550       690,725   66.39     91,637      599,088   62.45
                    ----------  ------    -------    ----------  ------    -------     --------  ------
     Total          $1,120,743  100.00%   $80,433    $1,040,310  100.00%   $80,966     $959,344  100.00%
                    ==========  ======    =======    ==========  ======    =======     ========  ======

                                                                 22

     Borrowings. The Federal Home Loan Bank ("FHLB") functions as a central reserve bank providing credit for member financial institutions. As a member, InterWest is required to own capital stock in the FHLB, and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally securities that are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. These programs are generally tailored to the institution's need while still reflecting market terms and conditions. InterWest relies upon advances from the FHLB to supplement its supply of lendable funds and to meet liquidity guidelines. The FHLB has served as InterWest's primary borrowing source. The rates on these advances vary from time to time in response to general economic conditions. At September 30, 1996, InterWest had advances totaling $336.8 million from the FHLB at interest rates ranging from 4.36 percent to 6.27 percent. In addition, InterWest uses retail repurchase agreements in order to meet short-term cash needs. In general, such repurchase agreements are served by U.S. Government or federal agency securities. See "Management Discussion and Analysis of Financial Condition and Results of Operations for Fiscal Year 1996 -- Liquidity Resources" in the Corporation's Annual Report to Stockholders for the fiscal year ended September 30, 1996 ("Annual Report").

      The following table sets forth certain information regarding short-term borrowings by InterWest during the periods indicated:

                                                  At or For the
                                                    Year Ended
                                                  September 30,
                                            ---------------------------
                                            1996        1995       1994
                                            ----        ----       ----
                                               (Dollars in Thousands)

Maximum amount outstanding at any
 month end during the period:
   FHLB advances . . . . . . . . . . .   $378,499     $268,256    $192,381
   Securities sold under agreements
    to repurchase. . . . . . . . . . .    119,945       41,090      26,698

Approximate average amount outstanding
 during the period:
   FHLB advances . . . . . . . . . . .    310,897      190,944     154,720
   Securities sold under agreements
    to repurchase. . . . . . . . . . .     56,285       26,434       4,777

Balance outstanding at end of period:
   FHLB advances . . . . . . . . . . .    336,839      268,256     171,672
   Securities sold under agreements
    to repurchase. . . . . . . . . . .    119,945       40,734      26,510

Approximate weighted average rate paid
 during the period:
   FHLB advances . . . . . . . . . . .       5.52%        5.23%       4.82%
   Securities sold under agreements
    to repurchase. . . . . . . . . . .       5.67         5.94        4.83

Weighted average rate paid at end
 of period:
   FHLB advances . . . . . . . . . . .       5.50         5.61        5.00
   Securities sold under agreements
    to repurchase. . . . . . . . . . .       5.45         5.84        4.97

Personnel

       As of September 30, 1996, InterWest, including its subsidiaries, had 556 full-time equivalent employees. InterWest believes that employees play a vital role in the success of a service company such as InterWest and that InterWest's relationship with its employees is excellent. Senior management has worked together as a team for more than 19 years and turnover among employees is minimal. Employees enjoy a responsive work environment with a wide range of benefits including child care reimbursement, medical and dental insurance, access to retirement plans, and continuing education.

Competition

       At September 30, 1996, InterWest was the third largest bank with headquarters located in the State of Washington based on total assets, as reported by the Savings and Community Bankers of America. InterWest faces strong competition in attracting deposits and in originating real estate loans. Its most direct competition for deposits has historically come from other savings institutions, credit unions and commercial banks located in its primary market area. Particularly in times of high interest rates, InterWest also faces significant competition for investors' funds from short-term money market securities and other corporate and government securities. InterWest's competition for real estate and consumer loans comes principally from other savings institutions, commercial banks and mortgage banking companies. Some of these institutions have offered below market teaser rates on ARMs and fixed-rate loans with yields below those saleable in the secondary market.

       InterWest competes for loans principally through the efficiency and quality of the services it provides borrowers, real estate brokers and home builders and the interest rates and loan fees it charges. It competes for deposits by offering depositors a wide variety of savings accounts, checking accounts and other services. Deposit client relationships are actively solicited through a sales and service system.

       Competition has further increased as a result of Washington banking laws which permit statewide branching of Washington-domiciled financial institutions and out-of-state holding companies acquiring Washington-based financial institutions.

       All of InterWest's employees are able to earn incentives, rewards, and recognition for performance in sales and service. Management believes that quality service backed by extensive training in sales, technical skills, product knowledge, and motivation is the primary reason for InterWest's continued growth and profitability. All personnel within InterWest have immediate access to senior management for concerns, ideas, and suggestions, and are encouraged to communicate regularly. The employees are not represented by a collective bargaining unit.


                                   REGULATION

The Bank

       General. As a state-chartered, federally insured savings bank, InterWest is subject to extensive regulation. Lending activities and other investments must comply with various statutory and regulatory requirements, including prescribed minimum capital standards. InterWest is regularly examined by the FDIC and the Washington Department of Financial Institutions, Division of Banks ("Division") and files periodic reports concerning the Bank's activities and financial condition with its regulators. The Bank's relationship with depositors and borrowers also is regulated to a great extent by both federal law and the laws of the State of Washington, especially in such matters as the ownership of savings accounts and the form and content of mortgage documents.

       Federal and state banking laws and regulations govern all areas of the operation of the Bank, including reserves, loans, mortgages, capital, issuance of securities, payment of dividends and establishment of branches. Federal and state bank regulatory agencies also have the general authority to limit the dividends paid by insured banks and bank holding companies if such payments should be deemed to constitute an unsafe and unsound practice. The respective primary federal regulators of the Corporation and the Bank have authority to impose penalties, initiate civil and administrative actions and take other steps intended to prevent banks from engaging in unsafe or unsound practices.

       State Regulation and Supervision. As a state-chartered savings bank, the Bank is subject to applicable provisions of Washington law and the regulations of the Division adopted thereunder. Washington law and regulations govern the Bank's ability to take deposits and pay interest thereon, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers, and to establish branch offices. Under state law, savings banks in Washington also generally have all of the powers that federal mutual savings banks have under federal laws and regulations. The Bank is subject to periodic examination and reporting requirements by and of the Division.

       Deposit Insurance. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of depository institutions. The FDIC currently maintains two separate insurance funds: the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF"). As insurer of its deposits, the FDIC has examination, supervisory and enforcement authority over the Bank.

       Except for accounts that were acquired through the acquisition of Central Bancorporation, which are insured by the BIF, the Bank's accounts are insured by the SAIF. The FDIC insures deposits at the Bank to the maximum extent permitted by law. The Bank pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital -- "well capitalized," "adequately capitalized," and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system, as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates for SAIF members that until September 30, 1996 ranged from 0.23 percent for well capitalized, financially sound institutions with only a few minor weaknesses to 0.31 percent for undercapitalized institutions that pose a substantial risk of loss to the SAIF unless effective corrective action is taken.

       Until the second half of 1995, the same matrix applied to BIF-member institutions. As a result of the BIF having reached its designated reserve ratio, effective January 1, 1996, the FDIC substantially reduced deposit insurance premiums for well-capitalized, well-managed financial institutions that are members of the BIF. Under the new assessment schedule, rates were reduced to a range of 0 to 27 basis points, with approximately 92 percent of BIF members paying the statutory minimum annual assessment rate of $2,000. Pursuant to the Deposit Insurance Funds Act of 1996 ("DIF Act"), which was enacted on September 30, 1996, the FDIC imposed a special assessment on each depository institution with SAIF-assessable deposits so that the SAIF may achieve its designated reserve ratio. Beginning January 1, 1997, the assessment schedule for SAIF members will be the same as that for BIF members. In addition, beginning January 1, 1997, SAIF members will be charged an assessment of 0.064 percent of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980s to help fund the thrift industry cleanup. BIF-assessable deposits will be charged an assessment to help pay interest on the FICO bonds at a rate of approximately 0.013 percent until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits. The DIF Act provides for the merger of the BIF and the SAIF into the Deposit Insurance Fund on January 1, 1999, but only if no insured depository institution is a savings association on that date.

       The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of the deposit insurance of the Bank.

       Prompt Corrective Action. Each federal banking agency has implemented a system of prompt corrective action for institutions which it regulates. The federal banking agencies have promulgated substantially similar regulations to implement the system of prompt corrective action. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10.0 percent or more, has a Tier I risk-based capital ratio of 6.0 percent or more, has a Tier I leverage capital ratio of
5.0 percent or more and is not subject to specified requirements to meet and maintain as specific capital level for any capital measure: (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0 percent or more, a Tier I risk-based capital ratio of 4.0 percent or more and a Tier I leverage capital ratio of 4.0 percent or more (3.0 percent under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0 percent, a Tier I risk-based capital ratio that is less than 1.0 percent or a Tier I leveragecapital ratio that is less than 4.0 percent (3.0 percent under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0 percent, a Tier I risk-based capital ratio that is less than 3.0 percent or a Tier I leverage capital ratio that is less than 3.0 percent and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0 percent.

       The capital amounts and ratios as of September 30, 1996 are presented in the following table:
                                                          To Be Well
                                                          Capitalized Under
                                      For Capital         Prompt Corrective
                          Amount      Adequacy Purposes   Action Provisions
                      -------------   -----------------   -----------------
                      Amount  Ratio   Amount    Ratio     Amount     Ratio
                      ------  -----   ------    -----     ------     -----
                                      (Dollars in Thousands)

InterWest Bank:

Total Capital
 (to Risk Weighted
 Assets)            $100,575  13.0%  $61,702     8.0%     $77,127    10.0%
Tier I Capital
 (to Risk Weighted
 Assets)             $95,444  12.4%  $30,851     4.0%     $46,276     6.0%
Tier I Capital
 (to Average
 Assets)             $95,444   6.5%  $58,656     4.0%     $73,320     5.0%

Central Washington Bank:

Total Capital
 (to Risk Weighted
 Assets)             $18,265  11.3%  $12,966     8.0%     $16,208    10.0%
Tier I Capital
 (to Risk Weighted
 Assets)             $15,323   9.5%   $6,483     4.0%     $12,966     8.0%
Tier I Capital
 (to Average
 Assets)             $15,323   7.4%   $8,249     4.0%     $10,312     5.0%


       Federal law and regulations also provide that a federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. (The FDIC may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.)

       An institution generally must file a written capital restoration plan which meets specified requirements, as well as a performance guaranty by each company that controls the institution, with the appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Immediately upon becoming undercapitalized, an institution shall become subject to various mandatory and discretionary restrictions on its operations.

       At September 30, 1996, InterWest and Central Washington Bank were "well capitalized" institutions under the prompt corrective action regulations of the FDIC.

       Standards for Safety and Soundness. Federal law requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; and (vi) compensation, fees and benefits. The federal banking agencies adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") to implement safety and soundness standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the FDIC determines that the Bank fails to meet any standard prescribed by the Guidelines, the agency may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard, as required by federal law. Federal regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

       Capital Requirements. The FDIC's minimum capital standards applicable to FDIC-regulated depository institutions require the most highly-rated institutions to meet a "Tier 1" leverage capital ratio of at least 3 percent of total assets. Tier 1 (or "core capital") consists of common stockholders' equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries minus all intangible assets other than limited amounts of purchased mortgage servicing rights and certain other accounting adjustments. All other banks must have a Tier 1 leverage ratio of at least 100-200 basis points above the 3 percent minimum. The FDIC capital regulations establish a minimum leverage ratio of not less than 4 percent for banks that are not highly rated or are anticipating or experiencing significant growth. Based on the definitions contained in the FDIC's capital regulations, InterWest had a Tier 1 leverage capital ratio of 6.51 percent as of September 30, 1996. Central Washington Bank's Tier 1 leverage capital ratio at September 30, 1996 was 7.43 percent.

        Any insured bank with a Tier 1 capital to total assets ratio of less than 2 percent is deemed to be operating in an unsafe and unsound condition unless the insured bank enters into a written agreement, to which the FDIC is a party, to correct its capital deficiency. Insured banks operating with Tier 1 capital levels below 2 percent (and which have not entered into a written agreement) are subject to an insurance removal action. Insured banks operating with lower than the prescribed minimum capital levels, generally will not receive approval of applications submitted to the FDIC. Also, inadequately capitalized state nonmember banks will be subject to such administrative action as the FDIC deems necessary.

       FDIC regulations also require that banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as Tier 1 capital and Tier 2 or supplementary capital) to risk-weighted assets of 8 percent and Tier 1 capital to risk-weighted assets of 4 percent. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight of 0 percent to 100 percent, based on the risks the FDIC believes are inherent in thetype of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the 3 percent leverage requirement. The components of supplementary capital currently include cumulative perpetual preferred stock, adjustable-rate perpetual preferred stock, mandatory convertible securities, term subordinated debt, intermediate-term preferred stock and allowance for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25 percent of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100 percent of Tier 1 capital.

       Net unrealized holding gains or losses on available for sale debt and equity securities are not included when calculating core and risk-based capital ratios.

       FDIC capital requirements are designated as the minimum acceptable standards for banks whose overall financial condition is fundamentally sound, which are well-managed and have no material or significant financial weaknesses. The FDIC capital regulations state that, where the FDIC determines that the financial history or condition, including off-balance sheet risk, managerial resources and/or the future earnings prospects of a bank are not adequate and/or a bank has a significant volume of assets classified substandard, doubtful or loss or otherwise criticized, the FDIC may determine that the minimum adequate amount of capital for that bank is greater than the minimum standards established in the regulation.

       The Bank's management believes that, under the current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Bank, such as a downturn in the economy in areas where the Bank has most of its loans, could adversely affect future earnings and, consequently, the ability of the Bank to meet its capital requirements.

       Activities and Investments of Insured State-Chartered Banks. Federal law, generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2 percent of the bank's total assets, (iii) acquiring up to 10 percent of the voting stock of a company that solely provides or reinsures directors', trustees' and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions, and
(iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

       FDIC regulations provide that an insured state-chartered bank may not, directly, or indirectly through a subsidiary, engage as "principal" in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements. Any insured state-chartered bank directly or indirectly engaged in any activity that is not permitted for a national bank must cease the impermissible activity.

       Federal Reserve System. The Bank is subject to the reserve requirements of the Board of Governors of the Federal Reserve System ("FRB") under "Regulation D" with respect to depository institutions that maintain transaction accounts or nonpersonal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any nonpersonal time deposits at a bank. Under Regulation D, a bank must establish reserves equal to 3 percent of the first $49.3 million of transaction accounts, of which the first $4.4 million is exempt, and 10 percent on the remainder. The reserve requirement on nonpersonal time deposits with original maturities of less than 1-1/2 years is 0 percent. As of September 30, 1996, the Bank met its reserve requirements.

       Affiliate Transactions. The Corporation and the Bank are legal entities separate and distinct. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Corporation (an "affiliate"), generally limiting such transactions with the affiliate to 10 percent of the bank's capital and surplus and limiting all such transactions to 20 percent of the bank's capital and surplus. Such transactions, including extensions of credit, sales of securities or assets and provision of services, also must be on terms and conditions consistent with safe and sound banking practices, including credit standards, that are substantially the same or at least as favorable to the bank as those prevailing at the time for transactions with unaffiliated companies.

       Federally insured banks are subject, with certain exceptions, to certain restrictions on extensions of credit to their parent holding companies or other affiliates, on investments in the stock or other securities of affiliates and on the taking of such stock or securities as collateral from any borrower. In addition, such banks are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property or service.

       Community Reinvestment Act. Banks are also subject to the provisions of the Community Reinvestment Act of 1977, which requires the appropriate federal bank regulatory agency, in connection with its regular examination of a bank, to assess the bank's record in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods. The regulatory agency's assessment of the bank's record is made available to the public. Further, such assessment is required of any bank which has applied, among other things, to establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution.

       Dividends. Dividends from the Bank constitute the major source of funds for dividends which may be paid by the Corporation. The amount of dividends payable by the Bank to the Corporation depend upon the Bank's earnings and capital position, and is limited by federal and state laws, regulations and policies. According to Washington law, the Bank may not declare or pay a cash dividend on its capital stock if it would cause its net worth to be reduced below (i) the amount required for liquidation accounts or
(ii) the net worth requirements, if any, imposed by the Director of the Division. Dividends on the Bank's capital stock may not be paid in an aggregate amount greater than the aggregate retained earnings of the Bank, without the approval of the Director of the Division.

       The amount of dividends actually paid during any one period will be strongly affected by the Bank's management policy of maintaining a strong capital position. Federal law further provides that no insured depository institution may make any capital distribution (which would include a cash dividend) if, after making the distribution, the institution would be "undercapitalized," as defined in the prompt corrective action regulations. At September 30, 1996, approximately $42.1 million of retained earnings were available for dividend distribution. Moreover, the federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments should be deemed to constitute an unsafe and unsound practice.

The Corporation

       General. The Corporation, as the sole shareholder of the Bank, is a bank holding company and has registered as such with the FRB. Bank holding companies are subject to comprehensive regulation by the FRB under the Bank Holding Company Act, as amended (the "BHCA"), and the regulations of the FRB. As a bank holding company, the Corporation is required to file with the FRB annual reports and such additional information as the FRB may require and is be subject to regular examinations by the FRB. The FRB also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

       Under the BHCA, a bank holding company must obtain FRB approval before:
(1) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5 percent of such shares (unless it already owns or controls the majority of such shares); (2) acquiring all or substantially all of the assets of another bank or bank holding company; or
(3) merging or consolidating with another bank holding company.

       The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5 percent of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the FRB includes, among other things, operating a savings institutions, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers' checks and United States Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers.

       Dividends. The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company's capital needs, asset quality and overall financial condition. The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the FRB, the FRB may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized."

       Bank holding companies, except for certain "well-capitalized" bank holding companies, are required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10 percent or more of their consolidated net worth.
The FRB may disapprove such a purchase or redemption of it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, FRB order, or any condition imposed by, or written agreement with, the FRB.

       Capital Requirements. The FRB has established capital requirements for bank holding companies that generally parallel the capital requirements for national banks under the Office of the Comptroller of the Currency's regulations. Under the FRB Board's capital guidelines, the Corporation's levels of consolidated regulatory capital exceed the FRB's minimum requirements, as follows:

                                               Amount       Percent
                                               ------       -------
                                              (Dollars in Thousands)

Tier 1 Capital                                $111,080        6.7%
Minimum Tier 1 (leverage) requirement           49,600        3.0
                                              --------        ---
Excess                                        $ 61,480        3.7%
                                              ========        ===

Risk-based capital                            $119,154       13.2%
Minimum risk-based capital requirement          72,255        8.0
                                              --------        ---
Excess                                        $ 46,899        5.2%
                                              ========        ===

                                    TAXATION

Federal Taxation

      General. The Corporation and the Bank report their income on a fiscal year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Corporation. The Bank has not been audited by the IRS during the past five years. Reference is made to Note 17 of the Notes to the Consolidated Financial Statements contained in the Annual Report for additional information concerning the income taxes payable by the Bank.

      Tax Bad Debt Reserves. For taxable years beginning prior to January 1, 1996, savings institutions such as the Bank which met certain definitional tests primarily relating to their assets and the nature of their business ("qualifying thrifts") were permitted to establish a reserve for bad debts and to make annual additions thereto, which additions may, within specified formula limits, have been deducted in arriving at their taxable income. The Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, may have been computed using an amount based on the Bank's actual loss experience, or a percentage equal to 8 percent of the Bank's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the nonqualifying reserve. The Bank's deduction with respect to nonqualifying loans was computed under the experience method, which essentially allows a deduction based on the Bank's actual loss experience over a period of several years. Each year the Bank selected the most favorable way to calculate the deduction attributable to an addition to the tax bad debt reserve.

      Recently enacted legislation repealed the reserve method of accounting for bad debt reserves for tax years beginning after December 31, 1995. As result, savings associations will no longer be able to calculate their deduction for bad debts using the percentage-of-taxable-income method. Instead, savings associations will be required to compute their deduction based on specific charge-offs during the taxable year or, if the savings association or its controlled group had assets of less than $500 million, based on actual loss experience over a period of years. This legislation also requires savings associations to recapture into income over a six-year period their post-1987 additions to their bad debt tax reserves, thereby generating additional tax liability. At September 30, 1996, the Bank's post-1987 reserves totalled approximately $5.2 million. The recapture may be suspended for up to two years if, during those years, the institution satisfies a residential loan requirement. The Bank anticipates that it will meet the residential loan requirement for the taxable year ending September 30, 1997.

      Under prior law, if the Bank failed to satisfy the qualifying thrift definitional tests in any taxable year, it would be unable to make additions to its bad debt reserve. Instead, the Bank would be required to deduct bad debts as they occur and would additionally be required to recapture its bad debt reserve deductions ratably over a multi-year period. At September 30, 1996, the Bank's total bad debt reserve for tax purposes was approximately $16.2 million. Among other things, the qualifying thrift definitional tests required the Bank to hold at least 60 percent of its assets as "qualifying assets." Qualifying assets generally include cash, obligations of the United States or any agency or instrumentality thereof, certain obligations of a state or political subdivision thereof, loans secured by interests in improved residential real property or by savings accounts, student loans and property used by the Bank in the conduct of its banking business. Under current law, a savings association will not be required to recapture its pre-1988 bad debt reserves if it ceases to meet the qualifying thrift definitional tests.

      Distributions. To the extent that the Bank makes "nondividend distributions" to the Corporation that are considered as made: (i) from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method; or (ii) from the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in the Bank's taxable income. Nondividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserve. Thus, any dividends to the Corporation that would reduce amounts appropriated to the Bank's bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Bank. The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a "nondividend distribution," then approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 35 percent corporate income tax rate (exclusive of state and local taxes). See "Regulation" for limits on the payments of dividends by the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

      Corporate Alternative Minimum Tax. The Internal Revenue Code (the "Code") imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20 percent. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. In addition, only 90 percent of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75 percent of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of .12 percent of the excess of AMTI (with certain modification) over $2.0 million is imposed on the Corporation, including the Bank, whether or not an Alternative Minimum Tax ("AMT") is paid.

      Dividends-Received Deduction and Other Matters. The Corporation may exclude from its income 100 percent of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70 percent in the case of dividends received from unaffiliated corporations with which the Corporation and the Bank will not file a consolidated tax return, except that if the Corporation or the Bank owns more than 20 percent of the stock of a corporation distributing a dividend, then 80 percent of any dividends received may be deducted.

Washington Taxation

      The Bank is subject to a business and occupation tax which is imposed under Washington law at the rate of 1.60 percent of gross receipts; however, interest received on loans secured by mortgages or deeds of trust on residential properties is not subject to such tax. Washington's Department of Revenue completed a Business and Occupation Tax Audit on the Bank for the period January 1, 1988 to April 30, 1992 in September 1992.

Item 2.  Properties
-------------------

      The Corporation's main office, which is owned by the Corporation, is located in Oak Harbor, Washington. At September 30, 1996, InterWest had 37 branch offices, all of which are located in the State of Washington. These offices are located in the towns of Anacortes, Bellingham, Brewster, Burien, Cashmere, Chelan, Clinton, Coupeville, East Wenatchee(2), Everett, Ferndale, Freeland, Friday Harbor, Kent, Lakewood, Leavenworth, Lynden, Lynnwood, Manson, Marysville, Mercer Island, Mount Vernon, Oak Harbor (2), Omak, Oroville, Port Angeles, Port Townsend, Poulsbo, Redmond, Sedro-Woolley, Sequim, Silverdale, Stanwood, Tonasket and Wenatchee. All of its branches are located in owned properties except for the Cashmere, East Wenatchee and Marysville branches, which are in leased facilities. The lease for the East Wenatchee branch expires in August 1998, the lease for the Cashmere branch expires July 2003 and the lease for the Marysville branch is month-to-month
while InterWest completes the construction of an owned facility.   The total
net book value for InterWest's investment in premisses and property at September 30, 1996 totaled $34.4 million.

Item 3.  Legal Proceedings
--------------------------

      The Corporation is not engaged in any legal proceedings of a material nature at the present time. Periodically, there are various claims and lawsuits involving InterWest and its subsidiaries, principally as defendants, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Corporation's business. In the opinion of management and the Corporation's legal counsel, no significant loss is expected from any of such pending claims or lawsuits.

Item 4.  Submission of Matters to a Vote of Security-Holders
------------------------------------------------------------

      Not applicable.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

      The information contained under the caption "Stock Information" in the Annual Report is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

      The information contained in the tables captioned "Financial Highlights" contained in the Annual Report is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
----------------------------------------------------------

      The information required by this item is incorporated herein by reference to the section captioned "Management Discussion and Analysis of Financial Condition and Results of Operations for Fiscal Year 1996" in the Annual Report.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

      The financial statements contained in the Annual Report, which are listed under Item 14 herein, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-----------------------------------------------------------------------

      Information required by this item is incorporated by reference to the section captioned "Auditors" in the Proxy Statement.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

      The information contained under the section captioned "Proposal I -- Election of Directors" in the Corporation's Proxy Statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference.

      The executive officers of the Corporation are as follows:

                   Age at                       Position
               September 30,  -----------------------------------------------
    Name           1996          Corporation               Bank
    ----           ----          -----------               ----

Stephen M. Walden   53     Director, President and   Director, President and
                           Chief Executive Officer   Chief Executive Officer

H. Glenn Mouw       43     Executive Vice President  Executive Vice President
                                                     and Chief Financial
                                                     Officer

Kenneth G. Hulett   50     Executive Vice President  Executive Vice President
                                                     and Retail Banking and
                                                     Loan Origination Officer

Clark W. Donnell    41     Executive Vice President  Executive Vice President
                                                     and Chief Administrative
                                                     Officer

Gary M. Bolyard     60     Director, Vice Chairman/  Director, Vice Chairman/
                           Commercial Banking        Commercial Banking


      The principal occupation of each executive officer for the last five years is set forth below. There are no family relationships among or between the executive officers listed below.

      STEPHEN M. WALDEN is President and Chief Executive Officer of InterWest and the Corporation. Mr. Walden started his career at the Bank in 1966 and became Vice President in 1974, Senior Vice President in 1977, Executive Vice President in 1984, President and Chief Operating Officer in 1988 and President and Chief Executive Officer in January 1990.

      H. GLENN MOUW is Executive Vice President of the Corporation. He is also Executive Vice President and Chief Financial Officer of InterWest, a position he has held since 1988. He served as Senior Vice President and Treasurer of InterWest from 1987 to 1988 and Vice President and Treasurer of InterWest from 1981 to 1988.

      KENNETH G. HULETT is Executive Vice President of the Corporation. He is also Executive Vice President and Chief Lending Officer of InterWest, a position he has held since 1988. He served as Vice President of InterWest from 1977 to 1987.

      CLARK W. DONNELL is Executive Vice President of the Corporation. He is also Executive Vice President and Chief Administrative Officer of InterWest, a position he has held since 1988. He served as Vice President of InterWest from 1984 to 1987 and as Senior Vice President of InterWest from 1987 to 1988.

      GARY M. BOLYARD is Vice Chairman/Commercial Banking and a director of the Company and the Bank, positions he has held since August 1996. Prior to that time, Mr. Bolyard was President, Chief Executive Officer and a Director of Central Bancorporation and Central Washington Bank and a Director of North Central Washington Bank.

Item 11.  Executive Compensation
--------------------------------

     The information required by this item is incorporated by reference to the section captioned - "Executive Compensation" in the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     (a) Security Ownership of Certain Beneficial Owners

     Information required by this item is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

     (b) Security Ownership of Management

     Information required by this item is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

     (c) Changes in Control

     The Corporation is not aware of any arrangements, including any pledge by any person of securities of the Corporation, the operation of which may at a subsequent date result in a change in control of the Corporation.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

     The information contained under the sections captioned "Transactions with Management" in the Proxy Statement is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K
-----------------------------------------------------------------

(a)   (1)   Consolidated Financial Statements

            Independent Auditors' Report

      (a) Consolidated Statements of Financial Condition as of September 30, 1996 and 1995
      (b) Consolidated Statements of Income For the Years Ended September 30, 1996, 1995 and 1994
      (c) Consolidated Statements of Stockholders' Equity For the Years Ended September 30, 1996, 1995 and 1994
      (d) Consolidated Statements of Cash Flows For the Years Ended September 30, 1996, 1995 and 1994
      (e)   Notes to Consolidated Financial Statements

      Notes to Consolidated Financial Statements

      (2) All required financial statement schedules are included in the Notes to Consolidated Financial Statements.

(b) The Corporation filed a Form 8-K dated September 13, 1996 to report the consummation of the acquisition of Central Bancorporation.

(c)   Exhibits

      (3.1) Articles of Incorporation of InterWest Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated July 28, 1995)
      (3.2)   Bylaws of InterWest Bancorp, Inc. (incorporated by reference to
              Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated July 28, 1995)
      (10.1) Employment Agreement with B. R. Beeksma (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1995)
      (10.2) Employment Agreement with Stephen M. Walden (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1995)
      (10.3) Employment Agreement with H. Glenn Mouw (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1995)
      (10.4) Employment Agreement with Clark W. Donnell (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1995)
      (10.5) Employment Agreement with Kenneth G. Hulett (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1995)
      (10.6)  1984 Stock Option Plan (incorporated by reference to Exhibit
              99.1 to the Registrant's Registration Statement on Form S-8 (File No. 33-99742))
      (10.7)  1993 Incentive Stock Option Plan (incorporated by reference to
              Exhibit 99.3 to the Registrant's Registration Statement on Form S-8 (File No. 33-99742))
      (10.8) Non-Incentive Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 99.2 to the Registrant's Registration Statement on Form S-8 (File No. 33-99742))
      (10.8)  Employment Agreement with Gary M. Bolyard
      (10.9) Central Bancorporation 1992 Employee Stock Option Plan (incorporated by reference to Exhibit 99.2 to the Registrant's Registration Statement on Forms S-8 (File No. 333-13191)).
      (10.10) Central Bancorporation Director Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-13191)).
      (13)    1996 Annual Report to Stockholders
      (21)    Subsidiaries of the Registrant
      (23.1)  Consent of Independent Auditors
      (23.2)  Consent of Former Independent Auditors
      (23.3) Consent of Independent Auditors for Central Bancorporation, Inc. (23.4) Consent of Former Independent Auditors for Central
              Bancorporation, Inc.
      (27)    Financial Data Schedule
      (99.1)  Prior Independent Auditors' Report
      (99.2) Independent Auditors' Report for Central Bancorporation, Inc. (99.3) Prior Independent Auditors' Report for Central Bancorporation,
              Inc.

                                    SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the bank has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        InterWest Bancorp, Inc.

 Date:  December 30, 1996               By:  /s/Stephen M. Walden
                                             --------------------------------
                                             Stephen M. Walden
                                             (Duly Authorized Representative)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Stephen M. Walden               By:  /s/ Clark H. Mock
    -----------------------------            ----------------------------
    Stephen M. Walden                        Clark H. Mock
    President, Chief Executive               Director
    Officer and Director

Date:  December 30, 1996                     Date:  December 30, 1996


By: /s/ H. Glenn Mouw                   By:  /s/ Vern Sims
    -----------------------------            ----------------------------
    H. Glenn Mouw                            Vern Sims
    Chief Financial Officer                  Director
    (Principal Financial Officer)

Date:  December 30, 1996                     Date:  December 30, 1996


By: /s/ Carla Tucker                    By:  /s/ C. Stephen Lewis
    -----------------------------            ----------------------------
    Carla Tucker                             C. Stephen Lewis
    Principal Accounting Officer             Director

Date:  December 30, 1996                     Date: December 30, 1996


By: /s/ Barney R. Beeksma               By:  /s/ Russel E. Olson
    -----------------------------            ----------------------------
    Barney R. Beeksma                        Russel E. Olson
    Chairman of the Board                    Director

Date:  December 30, 1996                     Date:  December 30, 1996


By: /s/ Jean Gorton                     By:  /s/ Henry Koetje
    -----------------------------            ----------------------------
    Jean Gorton                              Henry Koetje
    Director                                 Director

Date:  December 30, 1996                     Date:  December 30, 1996


By: /s/ Michael T. Crawford             By:  /s/ Gary M. Bolyard
    -----------------------------            ----------------------------
    Michael T. Crawford                      Gary M. Bolyard
    Director                                 Director

Date:  December 30, 1996                Date:  December 30, 1996

By: /s/ Larry Carlson
    -----------------------------
    Larry Carlson
    Director

Date:  December 30, 1996

                                  EXHIBIT 10.8

                    Employment Agreement with Gary M. Bolyard

                              EMPLOYMENT AGREEMENT


      THIS AGREEMENT dated as of August 31, 1996, by and between InterWest Savings Bank (the "Bank"), Oak Harbor, Washington; InterWest Bancorp, Inc. (the "Company"), a Washington corporation; and Gary M. Bolyard ( the "Executive").

      WHEREAS, the Bank and the Company wish to assure themselves of the services of Executive for the period provided in this Agreement; and

      WHEREAS, Executive is willing to serve in the employ of the Bank and the Company on a full-time basis for said period.

      NOW, THEREFORE, in consideration of the mutual covenants herein contained, and upon the other terms and conditions hereinafter provided, the parties hereby agree as follows:

1.    POSITION AND RESPONSIBILITIES.

      (a) During the Term of Employment (as defined below), Executive shall serve as Vice Chairman/Commercial Banking of the Company and the Bank reporting to the Chief Executive Officer of the Company and the Bank. Executive will have responsibility for oversight of commercial banking activities and the integration of such activities with the existing operations of the Bank, development and participation in the implementation of acquisition strategy, and such other duties as the Chief Executive Officer of the Company and the Bank may assign after consultation with and consent of Executive.

      (b) During the Term of Employment (as defined below) hereunder, except for periods of absence occasioned by illness, reasonable vacation periods, and reasonable leaves of absence, Executive shall devote substantially all his business time, attention, skill, and efforts to the faithful performance of his duties hereunder including activities and services related to the organization, operation and management of the Company and the Bank.

2.    TERM.

      The term of this Agreement shall be for the period commencing on the Closing Date and ending on June 30, 1998 (the "Term of Employment"). This Agreement will only become effective if the Transaction (as defined below) is consummated. For purposes of this Agreement, "Closing Date" shall mean the date on which the Company and the Bank merge with or otherwise acquire Central Bancorporation and its subsidiaries (the "Transaction").

3.    COMPENSATION AND REIMBURSEMENT.

      (a) The compensation specified under this Agreement shall constitute the salary and benefits paid for the duties described in Section 1. The Bank shall pay Executive as compensation a salary of $132,000 per year ("Base Salary") in addition to any directors fees that Executive may be paid in accordance with policies established by the Boards of Directors of the Company and the Bank. Such Base Salary shall be payable in accordance with the customary payroll practices of the Bank. During the Term of Employment, Executive's Base Salary shall be reviewed at least annually; the first such review will be made not later than one year from the Closing Date. Based on such review, the Bank may increase, but not decrease, Executive's Base Salary. The Bank shall provide Executive with all other benefits as are generally provided to similarly situated senior executive officers of the Company and the Bank and Executive shall be eligible to participate in any other executive compensation or benefit program of the Bank and the Company on the same terms as other similarly situated senior executives of the Bank and the Company, including, but not limited to, the Bank's performance bonus plan, 401(k) plan and Employee Stock Ownership Plan.

      (b) In addition to the Base Salary provided for by paragraph (a) of this Section 3, the Bank shall pay or reimburse Executive for all reasonable travel and other expenses incurred in connection with Executive's performance of his obligations under this Agreement, including without limitation, all reasonable expenses incurred in connection with memberships in the Wenatchee Golf & Country Club, the Washington Athletic Club (Seattle), and Executive's participation in trade conferences and seminars. The Bank may provide such additional compensation in such form and such amounts as the Board of the Bank may from time to time determine. The Bank shall also provide Executive with an automobile for use in connection with the performance of his duties under this Agreement and shall pay such business-related expenses as are incurred in connection with such use, including without limitation, expenses with respect to insurance, gasoline, and maintenance. The automobile provided by the Bank pursuant to the preceding sentence shall be comparable in all material respects to the automobile used by Executive for business purposes immediately prior to the Closing Date.

      (c) All of the terms and conditions of the Executive Deferred Compensation Agreement dated as of August 17, 1989, as amended on May 25, 1990, between Central Bancorporation and Executive (the "Executive Deferred Compensation Agreement"), a copy of which is attached hereto as Exhibit A to this Agreement, are incorporated into this Agreement by reference. The Company and the Bank hereby assume, and jointly and severally agree to pay and otherwise perform, all obligations owing and to be owed to Executive under the Deferred Compensation Agreement. The obligations of the Company and the Bank under the Deferred Compensation Agreement shall (1) be in addition to all other obligations of the Company and the Bank under this Agreement and any other agreement to which the Company and/or the Bank may at any time be a party, and (2) survive the termination for any reason of Executive's employment with the Company and/or the Bank.

      (d) From time to time during the Term of Employment, Executive shall receive an award of stock options under any stock option program of the Company then in effect and at times and on terms and in amounts substantially equivalent to those awarded to similarly situated senior executive officers.

4.    PAYMENTS TO EXECUTIVE UPON AN EVENT OF TERMINATION.

      (a) Upon the occurrence of an Event of Termination (as herein defined) during the Term of Employment, the provisions of this Section shall apply. As used in this Agreement, an "Event of Termination" shall mean (1) termination by the Company or the Bank of Executive's full-time employment hereunder for any reason other than (A) death; (B) disability, as defined in Section 5 hereof; (C) retirement, as defined in Section 5 hereof, or (D) for cause, as defined in Section 6 hereof or (2) Termination by Executive for "Good Reason" as defined herein.

      For purposes of this Agreement, Executive's termination for "Good Reason" shall mean the occurrence of any of the following, in which event Executive shall have the right to terminate his employment with the Bank and Company, which termination shall be deemed a justifiable termination of his employment and shall excuse Executive from the obligation to render services under or relating to this Agreement:

            (1) A material change in Executive's responsibilities or title (as set forth in Section 1 of this Agreement);

            (2) The Bank's or the Company's requiring Executive to be based in any location other than Chelan County, Washington, except for normal travel in the ordinary course of the Bank's or the Company's business;

            (3) Unless specifically recommended or approved in writing by Executive with respect to the transaction in question, (A) the sale or other disposition of all or substantially all of the assets of the Bank or the Company to any person or entity other than an affiliate of the Bank or the Company, or the merger or consolidation of the Bank or the Company with another entity unless the Bank or the Company is the surviving corporation and the merger or consolidation does not affect directly or indirectly the ultimate control of the Bank or the Company; (B) if any person or entity, other than the Company or an affiliate of the Company becomes the beneficial owner, directly or indirectly, of securities of the Bank or the Company representing a majority or more of the combined voting power of the Bank's or the Company's then outstanding securities; or (C) any transactions, occurrence or event or series of transactions, occurrences or events following which individuals who, prior thereto constituted the Board of Directors of the Bank or the Company, cease, for any reason, to constitute at least a majority thereof (and, for purposes of this subparagraph (3), the term "person" shall have the meaning ascribed to such term in Section 3(a)(9) and 14(d) of the Securities Exchange Act of 1934 as in effect on the date hereof). For purposes of paragraph 4(b) of this Agreement, the occurrence of an event described in this subparagraph 4(a)(3) shall be deemed to constitute a "Change in Control" of the Bank or the Company;

            (4) Any material breach of this Agreement by the Bank or the Company, including, without limitation, (A) the failure by the Bank to pay to Executive any installment of annual salary and/or benefit (including, without limitation, any benefit under any defined contribution plan or incentive plan) required to be paid or provided by Executive, which failure continues for a period of thirty (30) calendar days after written notice thereof is given by Executive to the Bank or the Company (unless neither of the two immediately preceding payments was made within fifteen (15) calendar days of their respective due dates, in which case no grace period will be applicable), and
(B) any failure by the Bank or the Company to adopt, continue or maintain in effect any plan or benefit which is required to be provided by the Bank or the Company to Executive pursuant to this Agreement.

      (b) Upon the occurrence of an Event of Termination, the Bank shall pay to Executive (1) all compensation and benefits earned, and all reimbursable expenses incurred, through the date on which the Event of Termination occurs, and (2) all remaining installments of Executive's Base Salary through the expiration of the Term of Employment. In the event of his death following the occurrence of an Event of Termination, all payments then remaining shall be made to his beneficiary or beneficiaries, or his estate, as the case may be.

5.    TERMINATION UPON RETIREMENT, DEATH OR DISABILITY.

      Termination by the Bank of Executive based on "retirement" shall mean retirement at age 65 or in accordance with any retirement arrangement established with Executive's consent with respect to him. Upon termination of Executive upon retirement, Executive shall be entitled to all benefits under any retirement plan of the Bank or the Company and other plans and agreements to which Executive is a party. Upon the death of Executive during the Term of Employment, the Bank shall pay to Executive's estate the compensation due and reimbursable expenses incurred by Executive through the last day of the calendar month in which his death occurred. In the event of Executive's termination by reason of disability, as defined in the Bank's then current disability plan, or if Executive is otherwise unable to serve as Vice Chairman/Commercial Banking, Executive shall be entitled to receive group and other disability benefits of the type then provided by the Bank for other similarly situated senior executive officers. All amounts payable under this paragraph shall be in addition to amounts payable by the Company and the Bank under the Executive Deferred Compensation Agreement.

      6.    TERMINATION FOR CAUSE.

            For purposes of this Agreement, termination for "cause" means termination because Executive (a) willfully and continually fails to substantially perform his principal responsibilities with the Company and the Bank, as outlined in Section 1 (other than any such failure resulting from Executive's incapacity due to injury or illness), and such failures continue for a period of at least thirty (30) calendar days after a written demand for performance is delivered to Executive by a duly authorized member or representative of the Board of Directors of the Company or the Bank that specifically identifies the manner in which it is alleged that Executive has not substantially performed such duties, (b) is adjudged guilty of any crime involving a breach of fiduciary duties to the Company or the Bank or involving moral turpitude, or (c) willfully and continually fails to comply with any law, rule, or regulation (other than traffic violations or similar offenses) or any final cease-and-desist order of any government agency having jurisdiction over the Company or the Bank. For purposes of this Agreement, no act or failure to act on the part of Executive shall be considered "willful" unless done or omitted to be done in bad faith without reasonable disbelief that such action or omission was in, or not opposed to, the best interests of the Company or the Bank.

      7.    NON-COMPETITION.

            (a) Upon any termination of Executive employment hereunder for any reason other than an Event of Termination or the expiration of the Term of Employment, Executive will not engage in Competition with the Bank and/or the Company for a period of two (2) years following such termination in any city, town or county in which the Bank and/or the Company has an office or has filed an application for regulatory approval to establish an office, determined as of the effective date of such termination. The term "Competition" means working for or advising, or consulting or otherwise serving with, directly or indirectly, any entity whose business materially competes with the depository, lending or other business activities of the Bank and/or the Company; provided, however, that Competition shall not include the acquisition and ownership of an interest not exceeding 5% of the total equity interests in any publicly held entity (whether or not such entity competes with the Company or the Bank or any of its affiliates). The parties hereto, recognizing that irreparable injury will result to the Bank and/or the Company, its business and property in the event of Executive's breach of this Subsection 7(a), agree that in the event of any such breach by Executive, the Bank and/or the Company will be entitled, in addition to any other remedies and damages available, to an injunction to restrain the violation hereof by Executive. Executive represents and admits that in the event of the termination of his employment for reasons other than an Event of Termination, Executive's experience and capabilities are such that Executive can obtain employment in a business engaged in other lines and/or different nature than the Bank and/or the Company, and that the enforcement of a remedy by way of injunction will not prevent Executive from earning a livelihood. Nothing herein will be construed as prohibiting the Bank and/or the Company from pursuing any other remedies available to the Bank and/or the Company for such breach or threatened breach, including recovery of damages from Executive.

            (b) Executive recognizes and acknowledges that the knowledge of the business activities and plans for business activities of the Company and the Bank and affiliates thereof, as it may exist from time to time, is a valuable, special unique asset of the business of the Company and the Bank. Executive will not during or after the Term of Employment, disclose any knowledge of the past, present, planned or considered business activities of the Company or other entity for any reason or purpose whatsoever; provided, however, that the foregoing shall not apply to any confidential or proprietary information or trade secret that (1) is or becomes generally available to the public other than as a result of a disclosure by Executive in violation of this Agreement. (2) becomes available to Executive on a non-confidential basis from a source other than the Company or the Bank or any of its agents or affiliates, or (3) Executive is required to disclose pursuant to any law, rule, regulation, legal proceeding, subpoena, court order or other similar process. Notwithstanding the foregoing, Executive may disclose any knowledge of banking, financial and/or economic principles, concepts or ideas which are not solely and exclusively derived from the business plans and activities of the Company and the Bank. In the event of a breach or threatened breach by Executive of the provisions of this Section 7(b), the Company and the Bank will be entitled to an injunction restraining Executive from disclosing, in whole or in part, the knowledge of the past, present, planned or considered business activities of the Company and the Bank or affiliates thereof, or from rendering any services to any person, firm, corporation or other entity to whom such knowledge, in whole or in part, has been disclosed or is actively threatened to be disclosed. Nothing herein will be construed as prohibiting the Company or the Bank from pursuing any other remedies available to the Company or the Bank for such breach or threatened breach, including the recovery of damages from Executive.

8.    NOTICE.

      For purposes of this Agreement, notices and all other communications contemplated by this Agreement shall be in writing and shall be deemed to have been duly given when personally delivered or sent by certified mail, return receipt requested, postage prepaid. All notices to the Bank or the Company shall be sent to the home office of the Bank, directed to the attention of the Board of Directors of the Bank or the Company, as appropriate. All notices to Executive shall be sent to 1018 Westmoreland, Wenatchee, Washington 98801, or such other address as Executive may designate in writing to the Bank.

9.    SOURCE OF PAYMENTS.

      All payments provided in this Agreement shall be timely paid in cash or check from the general funds of the Bank. The Company, however, guarantees all payments and the provision of all amounts and benefits due hereunder to Executive and, if such payments are not timely paid or provided by the Bank, such amounts and benefits shall be paid or provided by the Company.

10.   EFFECT ON PRIOR AGREEMENTS AND EXISTING BENEFITS PLANS.

      This Agreement contains the entire understanding between the parties hereto and supersedes any prior employment agreement between the Company or the Bank or their predecessor and Executive, except that this Agreement shall not affect or operate to reduce any benefit or compensation inuring to Executive of a kind elsewhere provided. No provision of this Agreement shall be interpreted to mean that Executive is subject to receiving fewer benefits than those available to him without reference to this Agreement.

11.   NO ATTACHMENT.

      (a) Except as required by law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation, or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to affect any such action shall be null, void, and of no effect.

      (b) This Agreement shall be binding upon, and inure to the benefit of, Executive, the Bank, the Company and their respective successors and assigns.

12.   MODIFICATION AND WAIVER.

      (a) This Agreement may not be modified or amended except by an instrument in writing signed by the parties hereto.

      (b) No term or condition of this Agreement shall be deemed to have been waived, nor shall there by any estoppel against the enforcement of any provision of this Agreement, except by written instrument of the party charged with such waiver or estoppel. No such written waiver shall be deemed a continuing waiver unless specifically stated therein, and each such waiver shall operate only as to the specific term or condition waived and shall not constitute a waiver of such term or condition for the future as to any act other than that specifically waived.

13.   SEVERABILITY.

      If, for any reason, any provision of this Agreement, or any part of any provision, is held invalid, such invalidity shall not affect any other provision of this Agreement or any part of such provision not held so invalid, and each such other provision and part thereof shall to the full extent consistent with law continue in full force and effect.

14.   HEADINGS FOR REFERENCE ONLY.

      The headings of sections and paragraphs herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

15.   GOVERNING LAW.

      This Agreement shall be governed by the laws of the State of Washington, unless otherwise specified herein; provided, however, that in the event of a conflict between the terms of this Agreement and any applicable federal or state law or regulation, the provisions of such law or regulation shall prevail.

16.   ARBITRATION.

      Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three arbitrators sitting in a location selected by the Executive within one hundred (100) miles from the location of the home office of the Bank, in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction. All expenses of arbitration, including without limitation, arbitration fees, costs and reasonable attorneys' fees, shall be awarded by one arbitrator(s) in favor of such party as the arbitrators shall determine to be the substantially prevailing party in such arbitration.

      17.   NO OBLIGATION TO MITIGATE DAMAGES.

            Executive shall not be required to mitigate damages or the amount of any payment provided for under this Agreement by seeking other employment or otherwise, nor shall the amount of any payment provided for in this Agreement be reduced by any compensation earned by Executive as a result of or in connection with employment by another employer or by retirement or by any other benefits, including workmens compensation and unemployment compensation, either before the date of this Agreement or after the date of termination of his employment with the Company or the Bank, or otherwise.

      IN WITNESS WHEREOF, the Bank and the Company have caused this Agreement to be executed and their seal to be affixed hereunto by a duly authorized officer, and Executive has signed this Agreement, all on the day first above written.




ATTEST:                                      INTERWEST SAVINGS BANK



/s/Margaret Mordhorst                        /s/ Stephen M. Walden
---------------------------                  ----------------------------




ATTEST:                                      INTERWEST BANCORP, INC.



/s/Margaret Mordhost                         /s/ Stephen M. Walden
---------------------------                  ----------------------------


WITNESS:



/s/ Joseph E. Riordan                        Gary M. Bolyard
---------------------------                  ----------------------------
                                             Gary M. Bolyard

                                   EXHIBIT 13

                       1996 Annual Report to Shareholders




                        INTERWEST BANCORP 1996 ANNUAL REPORT


                                       SERVICE

                                        FOCUS

                                       SUCCESS

                                 [depicted in a sphere]

CORPORATE PROFILE                        CONTENTS

Strategy. Thoughtful, proactive,         Financial Highlights           1
integrated strategy, reaching aggres-    Letter to Stockholders         2
sively into the future, every year,      Service. Focus. Success.       5
all year. That is the core of our        Directors and Officers        18
financial strength. It's the reason      Financial Report              19
we outperform the market. And it's       Corporate Information         57
the expression of our philosophy-our     Locations                     58
belief that we can always do better,
we can always improve. We're not just
expecting success. We're planning on it.

Net Income                            Total Deposits
(Dollars in Millions)                 (Dollars in Millions)
[Bar graph - values are below]        [Bar graph - values are below]

1992   1993   1994   1995   1996      1992    1993    1994     1995     1996

$10.2  $12.5  $13.5  $14.4  $12.8    $755.7  $776.5  $959.3  $1,040.3 $1,120.7


Stock Price
(Per Share at Year End)               Net Interest Margin
[Bar graph - values are below]        [Bar graph - values are below]

1992   1993   1994   1995   1996      1992    1993    1994     1995     1996

$10.35 $15.75 $14.50 $15.50 $29.50    3.81%   4.22%   3.88%    3.37%    3.53%


Return on Average Equity*             Return on Average Assets
[Bar graph - values are below]        [Bar graph - values are below]

1992   1993   1994   1995   1996      1992    1993    1994     1995     1996

15.30% 16.32% 15.26% 14.37% 11.48%    1.20%   1.31%   1.19%    1.08%    0.82%


* Includes nonrecurring SAIF assessment of $3.6 million (net of tax) and special charges of $2.0 million (net of tax).
     See Notes 15 and 16 in the notes to consolidated financial statements.

FINANCIAL HIGHLIGHTS

Year ended September 30,       1996      1995      1994      1993       1992
------------------------------------------------------------------------------

Dollars in thousands,
 except share and per
 share amounts

Summary of Operations

Interest Income            $120,913  $ 100,264    $82,270   $73,035   $70,716
Interest Expense             68,808     57,926     40,685    35,427    40,790
Net Interest Income Before
  Provision for Losses
  on Loans                   52,105     42,338     41,585    37,608    29,926
Provision for Losses on
  Loans                       1,960        720        900     1,399     1,653
Net Interest Income After
  Provision for Losses
  on Loans                   50,145     41,618     40,685    36,209    28,273
Other Operating Income       12,553      9,993      7,708     8,914     9,294
Other Operating Expense      43,819     29,902     27,646    26,278    23,642
Federal Income Tax Expense    6,108      7,347      7,280     6,362     4,163
Cumulative Effect of Change
  in Accounting                   -          -          -         -       434
Net Income                  $12,771*   $14,362    $13,467   $12,483   $10,196
                            =======  =========  =========   =======   =======
Per Share:
  Net Income                  $1.58      $1.80      $1.69     $1.58     $1.30
  Cash Dividends Declared      0.51       0.37       0.35      0.28      0.21
Weighted Average
  Shares Outstanding      8,064,344  7,971,909  7,977,772 7,908,972 7,829,807
                          ---------  ---------  --------- --------- ---------


September 30,                  1996      1995      1994      1993       1992
------------------------------------------------------------------------------

Statement of Financial
 Condition

Total Assets             $1,712,151 $1,470,437 $1,262,352  $975,375  $911,012
Loans and Mortgage-Backed
  and Related Securities  1,421,258  1,291,383  1,088,548   837,486   751,650
Customer Deposits         1,120,743  1,040,310    959,344   776,499   755,712
Borrowings                  460,497    314,171    202,142   110,218    77,464
Stockholders' Equity        111,021    105,740     93,578    82,420    71,306
Book Value per Share         $14.02     $13.51     $11.91    $10.59     $9.25
                          ---------  ---------   --------   -------   -------

The merger between InterWest Bancorp, Inc., and Central Bancorporation was completed as of August 31, 1996, and accounted for as a pooling-of-interests, accordingly, financial highlights for prior years have been restated as if the companies were combined.

* Includes nonrecurring SAIF assessment of $3.6 million (net of tax) and special charges of $2.0 million (net of tax).

See Notes 15 and 16 in the notes to consolidated financial statements.

p 1                                                  InterWest Bancorp, Inc.

To Our Stockholders

Service, Focus and Success. These words reflect the foundation of InterWest's strategy for Fiscal Year 1996 and beyond. We had an exciting year of new horizons, challenges and innovation. With the support of our customers, stockholders and employees, we established new benchmarks in customer service, set in place strategies to take us into the next century, and improved the Company's financial picture with tangible results.

  [photograph      Over the years, InterWest set itself apart from thrifts by
      of           offering innovative products like adjustable rate
  B.R. Beeksma]    mortgages, non-traditional investment and insurance
                   services. This pioneering spirit continues as we implement plans to further distance ourselves from the traditional thrift business. The strategy is simple: take the best from the thrift industry and blend it with the best of commercial banking. The result is a full service financial institution with a complete line of customer products and services; business, mortgage and consumer lending, retirement planning, securities, cash management, insurance and more.

During Fiscal 1996, we had the opportunity to accelerate our strategy. On August 31, 1996, the merger with Central Bancorporation, which operated Central Washington Bank and North Central Washington Bank, was consummated adding ten new locations in Central Washington. We want to welcome our new customers and stockholders whose accounts have now been converted to InterWest. Mergers and account conversions

p 2
are never as transparent to the customer and stockholder as we would like them to be. We understand and are sensitive to the changes that have taken place and deeply appreciate the continued loyalty and support of our newest InterWest customers.

The merger furthered InterWest's expansion into business banking and
diversified our asset generation and income stream.       [photograph
During the next year we will intensify our efforts             of
to restructure the balance sheet by increasing loans    Stephen M. Walden]
and reducing mortgage-backed and related securities and investment securities.

On September 30, 1996, President Clinton signed into law legislation to recapitalize the Savings Association Insurance Fund (SAIF) to a level equivalent to the Bank Insurance Fund (BIF). Prior to this legislation most savings institutions were paying 23 cents per hundred dollars of insured deposits. Beginning January 1, 1997, savings institutions will begin paying
6.4 cents per hundred dollars of insured deposits. These premiums are scheduled for further reduction by January 1, 2000, from 6.4 cents per hundred dollars to 2.4 cents per hundred dollars of insured deposits for all FDIC insured institutions. InterWest's share of the recapitalization of SAIF was a one-time charge of $5.5 million, assessed during the fourth quarter ended September 30, 1996. The new legislation should reduce InterWest's premium expense by nearly 73 percent during 1997 for a savings of over $1.5 million, which will allow us to recover this one-time assessment in less than four years.

p 3

Our business strategy is producing results. InterWest's earnings, before the one-time special SAIF assessment and the merger related charges of $3.1 million, increased 28 percent to $2.28 per share or $18.4 million compared to $1.80 per share or $14.4 million for the Fiscal Year ended September 30, 1995. After inclusion of the SAIF assessment and the merger related charges, InterWest recorded earnings for the year ended September 30, 1996, of $1.58 per share or $12.8 million. As we restructure the balance sheet, we are reducing InterWest's dependence upon single family lending and time deposits. During 1996, less than 40 percent of InterWest's originations were single family residential loans. Our focus on commercial, consumer and business lending should result in future increased net interest margins and stockholder value.

The implementation of our business strategy has resulted in a substantial benefit to our stockholders. Within the last year InterWest's stock price increased 90 percent from $15.50 at September 29, 1995, to $29.50 at September 30, 1996, reflecting the Market's confidence in InterWest's strategies and value. Going forward, we will focus on continuing our tradition of product innovation, increased stockholder value and superior customer service.


/s/B.R. Beeksma                                /s/Stephen M. Walden
B.R. Beeksma                                   Stephen M. Walden
Chairman                                       President and CEO

p 4

                              SERVICE


                              FOCUS


                              SUCCESS

                       [depicted in a sphere]


At InterWest, we think differently. Maybe it comes from having our headquarters in a small town. We look at technology, and see a means of freeing more time to spend with customers one-on-one. We look at our branches and see 37 hometown banks, each shaped by the character of its community. We look at customers, and we see our neighbors, our family members-ourselves. We are a company of individual faces and names, and this vision is what guides us.

We operate by the golden rule. So when Shelle
Finch of Kozi Kidz clothing needed business         service takes us farther
and volunteer support, we did for her what we'd do for ourselves. We delivered both, ASAP.


                            [photograph of child]

                   [prior page extended onto this page]

                   [graphic depiction of child's dress]

 REALLY FREE CHECKING       EASY PHONE BANKING       VISA CHECK CARD

    Shelle Finch champions the childrens' Discovery museum in
           Wenatchee, and assistant manager April Ruse
                 volunteers each week at school.
           "Little things make a difference," April says.


          [photograph of Shelle Finch and April Ruse]

Our service will surprise you. We hire people who know how to have a warm, intelligent conversation-people who solve problems efficiently, in a very pleasant manner. The biggest part of our job is being in tune with other people's needs. Shelle Finch, a children's clothing designer who sells her work at craft shows, became an InterWest customer because she "didn't want to do everything on the phone-I wanted a hometown bank." Still, when she asked Wenatchee Assistant Manager April Ruse about a merchant account which would allow her to accept Visa and Mastercard, Shelle had doubts. "All the other crafters said it's too hard, you'll never get it,"she says. "But April just said, 'We can do it!' I couldn't believe it was as painless as it was. At the first show I did with the merchant account, my business doubled." Shelle is also President of Wenatchee's Childrens' Discovery Museum. After she learned about InterWest's focus on local childrens' charities, she asked us for a contribution. We gladly gave it. But what she appreciated most were the volunteer hours our employees put in. "The extra support we got was such a bonus," Shelle says. "Sometimes you just find people you get along with, and I feel like that at the bank." "Our customers are an extended family," April says. "And everybody that works for InterWest is treated as family also. We're served well, so we want to pass it along."

We set ambitious goals for ourselves, and
support our customers with theirs. Builder       focus builds dreams
Pat Dowd has brought us some complex pro-jects over the years. Together, we've per-severed to make them work.

                           [photograph of house]

                   [prior page extended onto this page]

                       [graphic depiction of house]

   BUSINESS LOANS        LINES OF CREDIT       ONE STEP CONSTRUCTION LOAN

         Pat Dowd specializes in affordable, custom-built homes.
            For Years, he and branch manager Russ Keithley
                   have come up with numbers that
                   turn floor plans into reality.

            [photograph of Pat Dowd and Russ Keithley]

"We are an aggressive bank," says Russ Keithley, Assistant Vice President and Manager of our Marysville branch. "When we get a loan referral, we jump right on it. The very first day, we try to analyze it and see where the obstacles are. We want to get it approved as quickly as possible-sometimes literally in a day or two." Russ met Pat Dowd, owner of Omni Construction, six years ago. Pat came into InterWest for the first time with paperwork on a loan for one of his customers. "He was kind of grumbling about banks in general," Russ recalls. "He was tired of getting the runaround." But InterWest gradually earned Pat's trust. This year, after bringing in customer loans, construction loans, a personal line of credit, family loans, and personal checking accounts, Pat transferred his $2 million Omni Construction business account to InterWest. "Pat's very focused and analytical when it comes to business. When he moved the Omni account over, it was the icing on the cake for us," Russ says. "It meant he had the confidence that we could take care of all his business needs." "Omni gets courted all the time by banks who want to be our buddy," Pat says. "But we see no reason to change. InterWest people are loyal and straightforward. They don't gladhand you or mislead you. If Russ thought something was baloney, he'd tell me, and that's the most important thing to me."

We are here to create value: financial
rewards, and long-term relationships.             success inspires growth
Customer John Allgire has invested in
InterWest for 14 years. To us, that's a
real sign of success.

                   [prior page extended onto this page]

                     [graphic depiction of a trophy]

      BUSINESS CHECKING          INSURANCE          INVESTMENTS

              John Allgire, here with local customer and branch
                  manager Pam Ewell, likes to head for the
                        greens after a day of selling
                  classic women's clothing at Casual House.

                 [photograph of John Allgire and Pam Ewell]

"There are lots of smiles at every stockholders' meeting," says John Allgire, who started buying InterWest stock 14 years ago when it was privately held. "In the beginning, people would call around to sell shares to those who might be interested, and the highest bidder would get them. What got my attention was the rate of escalation in the asking price." Today, along with his Casual House business account, personal accounts, and certificates of deposit, John continues to hold stock in InterWest. So do eight other family members. "I scraped around for every penny I had when it went public," says John. "I went overboard there and I've never been sorry. The stock has more than tripled. I don't have any worries about the stability of the company, that's for sure." John moved to Oak Harbor 45 years ago. Not long after, InterWest opened its doors. "It started here in a very small, very old building, with just two people," he recalls. John believes the bank has retained its hometown personality over the years. "Everyone at the bank always has time to chat; we've known each other a long time. I see them around town at the grocery store or the Rotary Club. I think newcomers here have no awareness of the bank's current size, and they wouldn't find out unless they asked. InterWest has grown so rapidly, it's amazing to me," John says. "But I have every confidence it will continue to do so. It looks like the sky's the limit."

INTERWEST BANCORP, INC. DIRECTORS AND OFFICERS
[a photograph of each director and officer is placed beside their name]

B. R. Beeksma                          Stephen M. Walden
Chairman                               President and CEO
InterWest Bancorp, Inc.                InterWest Bancorp, Inc.
Years as Director: 23                  Years as Director: 9

Russel E. Olson                        Clark Mock
Formerly, Vice President               Management Consulting
and Treasurer                          in Banking and Real Estate
Puget Sound Power                      Years as Director: 3
and Light Co.
Years as Director: 9

Michael Crawford                       Vern Sims
Vice President and                     Owner, Ford and
General Manager                        Honda Car Dealerships
Concrete Nor'West                      Years as Director: 21
Years as Director: 2

Jean Gorton                            C. Stephen Lewis
Senior Vice President                  President and CEO
Trillium Corporation                   Weyerhaeuser
Loaned Executive                       Real Estate Co.
Washington State University            Years as Director: 9
Years as Director: 6

Henry Koetje                           Gary M. Bolyard
Vice Chairman                          Vice Chairman
Part Owner                             Commercial Banking
Koetje Agency, Inc.                    InterWest Bancorp, Inc.
Years as Director: 39                  Years as Director: New

Larry Carlson                          Clark W. Donnell
Attorney at Law                        Executive Vice President
Carlson, Drewelow & McMahon            InterWest Bancorp, Inc.
Years as Director: New

Kenneth G. Hulett                      H. Glenn Mouw
Executive Vice President               Executive Vice President
InterWest Bancorp, Inc.                InterWest Bancorp, Inc.

                Herbert C. Pickard Director Emeritus
                   [photograph not included]

p 18

                              FINANCIAL

                               REPORT

                       [depicted in a sphere]

InterWest had an excellent year, and our numbers reflect it. We experienced vigorous planned geographic expansion, strong operating results and increased shareholder value. We enjoyed a successful, mutually beneficial merger. And we continued to stabilize our earnings stream through diversification. What do we see ahead? Planned growth, in all the right directions.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR FISCAL YEAR 1996

In our Annual Report, we have included certain "forward looking statements" concerning the future operations of InterWest. It is management's desire to take advantage of the new "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing InterWest of the protections of such safe harbor with respect to all "forward looking statements" contained in our Annual Report. We have used "forward looking statements" to describe the future plans and strategies including our expectations of InterWest's future financial results. Management's ability to predict results or the effect of future plans and strategy is inherently uncertain. Factors that could effect results include interest rate trends, the general economic climate in Washington state and the country as a whole, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the "forward looking statements" and undue reliance should not be placed on such statements.

     We will remember 1996 as a year in which InterWest Bancorp, Inc., (InterWest) took the initial steps to transform from a traditional thrift to a financial institution with business banking in its portfolio of products. This was accomplished through the merger with Central Bancorporation (Central), which was finalized on August 31, 1996. Central, the holding company for Central Washington Bank and North Central Washington Bank, had 10 commercial banking offices located in central Washington. This merger began the process of restructuring InterWest's balance sheet into a blended financial institution with less reliance on single family lending as its primary asset. Over the remainder of the decade, InterWest will increase its sales effort in consumer, business and commercial lending in order to reconfigure the composition of the balance sheet.

     The merger with Central has been treated as a pooling-of-interests for accounting purposes. In accordance with generally accepted accounting principles, prior period financial statements, as well as management discussion and analysis have been restated as if Central and InterWest had been combined. The following discussion is provided for the consolidated operations of InterWest which includes its wholly owned subsidiaries, InterWest Bank and Central Washington Bank. Effective October 14, 1996, Central Washington Bank has been merged with and into InterWest Bank. The purpose of this discussion is to focus on significant factors affecting InterWest's financial condition and results of operations. This discussion should be read along with the consolidated financial statements (including notes thereto) for an understanding of the following discussion and analysis.

RESULTS OF OPERATION

InterWest's net income of $12.8 million in 1996 was down from $14.4 million in 1995 and $13.5 million in 1994. Earnings per share were $1.58 in 1996 compared to $1.80 in 1995 and $1.69 in 1994. InterWest's return on average assets was 0.82 percent, down from 1.08 percent in 1995 and 1.19 percent in 1994. Return on average stockholders equity of 11.48 percent was also down from from 14.37 percent in 1995 and 15.26 percent in 1994. The results of operations were significantly impacted by nonrecurring expenses of $5.5 million related to the recapitalization of the Savings Association Insurance Fund (SAIF) and special charges primarily associated with the Central merger of $3.1 million. Excluding these nonrecurring expenses, net income was $18.4 million, earnings per share was $2.28, return on average assets was 1.18 percent and return on average stockholders equity was 16.52 percent.

NET INTEREST INCOME

Interest rates began the calendar year at near record lows, but began to climb as the Federal Reserve tightened in the Spring, and rates peaked early in the Summer at nearly a one hundred basis point increase. The yield curve remained relatively flat in spite of these changes in interest rates. In this type of an environment, you can expect a traditional thrift to see margins decrease as the yield curve begins to impact its spread opportunities. InterWest took steps to insulate itself from this flat yield curve by focusing its loan production on assets with greater margins. This strategy allowed InterWest to increase its net interest margin to 3.53 percent in 1996 from 3.37 percent in 1995, compared to 3.88 percent in 1994. Net interest income increased to $52.1 million in 1996 from $42.3 million in 1995 and $41.6 million in 1994. This increase in net interest income and net interest margin during 1996 is attributable to increased yields in the real estate loan portfolio primarily accomplished through a focus on adjustable rate lending, strong consumer and commercial originations and increased sales of non-interest bearing checking accounts. During 1996, less than 40 percent of InterWest's originations were single family residential loans. This process of restructuring the balance sheet will create a reduced dependence upon single family lending and potentially

p 20                                                InterWest Bancorp, Inc.

increase margins as InterWest focuses its efforts and energy on commercial, consumer and business lending.
The following table indicates the average balance, interest income or expense, average interest rates earned or paid, net interest rate spread and net interest margin for the years ended September 30.

                                  1996                     1995                     1994
                            Average  Average           Average  Average           Average  Average
                  Interest  Balance   Rate   Interest  Balance   Rate   Interest  Balance   Rate
--------------------------------------------------------------------------------------------------
Dollars in thousands
Loans receivable  $82,925   $907,494  9.14%   $70,803   $814,898  8.69%  $61,865   $720,656  8.58%
Mortgage-backed
  and related
  securities       31,874    466,320  6.84     23,621    350,877  6.73    15,198    249,217  6.10
Investment
  securities
  and interest-
  earning
  deposits          6,114    102,561  5.96      5,840     91,431  6.39     5,207    102,279  5.09
                 -------- ----------  ----   -------- ----------  ----   ------- ----------  ----
Total interest-
  earning assets $120,913 $1,476,375  8.19%  $100,264 $1,257,206  7.98%  $82,270 $1,072,152  7.67%
                 ======== ==========  ====   ======== ==========  ====   ======= ==========  ====

Customer deposits  48,166  1,065,658  4.52     45,952    998,238  4.60    32,882    875,213  3.76
FHLB advances,
  securities
  sold under
  agreements to
  repurchase and
  other borrowings 20,642    372,200  5.55     11,974    222,605  5.38     7,803    165,693  4.71
                 -------- ----------  ----   -------- ----------  ----   ------- ----------  ----
Total interest-
  bearing
  liabilities     $68,808 $1,437,858  4.79%   $57,926 $1,220,843  4.74%  $40,685 $1,040,906  3.91%
                 ======== ==========  ====   ======== ==========  ====   ======= ==========  ====

Net spread         52,105     38,517  3.40     42,338     36,363  3.24    41,585     31,246  3.76
                 -------- ----------  ----   -------- ----------  ----   ------- ----------  ----
Net interest
  margin          $52,105 $1,476,375  3.53%   $42,338 $1,257,206  3.37%  $41,585 $1,072,152  3.88%
                 ======== ==========  ====   ======== ==========  ====   ======= ==========  ====

     The effect on net interest income due to changes in interest rates and the amounts of interest earning assets and interest bearing liabilities are depicted in the following table. The table below provides information on changes for the periods which are attributable to: 1) changes in interest rates, 2) changes in volume and, 3) changes in rates and volume.


                          1996 vs 1995                 1995 vs 1994                  1994 vs 1993
                       Increase (Decrease)          Increase (Decrease)           Increase (Decrease)
                        Due to Changes in            Due to Changes in             Due to Changes in
                     Rate   Volume   R/V  Total    Rate   Volume   R/V  Total    Rate   Volume   R/V  Total
------------------------------------------------------------------------------------------------------------
Dollars in thousands

Interest-Earning Assets
Total loans         $3,661  $8,045  $416 $12,122   $751  $8,090    $97  $8,938 $(4,220) $9,081 $(665) $4,196
Mortgage-backed and
  related securities   362   7,772   119   8,253  1,579   6,200    644   8,423    (361)  5,062  (171)  4,530
Investment securities
  and interest-
  earning deposits    (390)    711   (47)    274  1,325    (552)  (140)    633     398     102     9     509
Total net change in
  income on interest-
  earning assets    $3,633 $16,528  $488 $20,649 $3,655 $13,738   $601 $17,994 $(4,183)$14,245 $(827) $9,235
                    ====== =======  ==== ======= ====== =======   ==== ======= ======= ======= =====  ======
p 21                                                InterWest Bancorp, Inc.

PAGE

                          1996 vs 1995                 1995 vs 1994                  1994 vs 1993
                       Increase (Decrease)          Increase (Decrease)           Increase (Decrease)
                        Due to Changes in            Due to Changes in             Due to Changes in
                     Rate   Volume   R/V  Total    Rate   Volume   R/V  Total    Rate   Volume   R/V  Total
------------------------------------------------------------------------------------------------------------
Dollars in thousands

Interest-Bearing Liabilities
Interest-bearing
  deposits          $(833)  $3,104 $(57) $2,214  $7,407  $4,622 $1,041 $13,070 $(1,144) $4,365 $(168) $3,053
FHLB advances, and
  other borrowings    371    8,047  250   8,668   1,110   2,680    381   4,171    (613)  3,164  (346)  2,205
Total net change
  in expense on
  interest-bearing
  liabilities       $(462) $11,151 $193 $10,882  $8,517  $7,302 $1,422 $17,241 $(1,757) $7,529 $(514) $5,258
                    ====== ======= ==== =======  ======  ====== ====== ======= ======== ====== ====== ======
Net change in net
  interest income  $4,095   $5,377 $295  $9,767 $(4,862) $6,436  $(821)   $753 $(2,426) $6,716 $(313) $3,977
                    ====== ======= ==== =======  ======  ====== ====== ======= ======== ====== ====== ======

PROVISION FOR LOSSES ON LOANS

The provision for losses on loans in 1996 was $1,960,000 compared to $720,000 in 1995 and $900,000 in 1994. The decision to increase the provision is based upon InterWest's entry into business banking which historically has required a higher reserve level and to bring into conformity the provision for losses on loans practices of the two merged companies. InterWest attempts to assess the risk level inherent in the loan portfolio and provide adequate reserves to meet these risks as a part of its ongoing review of the loan portfolio. Non-performing assets and delinquency trends are key elements in determining the allowance for losses on loans. In addition to non-performing assets and loan delinquency levels, the allowance for losses on loans is determined by taking into consideration general economic conditions in the markets InterWest serves, historical loss experience, individual loan review findings, loan mix and the level of loans relative to the allowance for losses on loans.

OTHER OPERATING INCOME

Other operating income increased to $12.6 million in 1996 from $10.0 million and $7.7million in 1994. The increase in 1996 is primarily attributable to an increase in service fees of $2.8 million from 1995 and increases in gains on the sale of real estate held for sale and for development of $790,000. The increase in service fees is primarily attributable to $1.9 million of brokered loan fees earned by InterWest's mortgage subsidiary Cornerstone Northwest Mortgage, which was acquired effective December 31, 1995. An increase in service charges on customer deposit accounts of $600,000 was also a significant factor in this increase.

     Gains on the sale of real estate held for sale and for development increased to $806,000 in 1996 from $16,000 in 1995 and $746,000 in 1994.
InterWest is currently selling two land development projects in Mount Vernon, Washington, and Fountain, Colorado. Both properties have been held by InterWest for many years and it will take approximately three to five years to liquidate the investment. InterWest is anticipating the potential for profits on both ventures. However, there can be no assurance in this regard.

     During 1995, InterWest sold $126.0 million in servicing to take advantage of rising interest rates and falling prepayments which increased the value of the servicing portfolio resulting in a gain of $1.8 million. The increase in the gain on the sale of investment securities and mortgage-backed and related securities to $531,000 in 1996 from $287,000 in 1995 and $59,000 in 1994 is primarily due to greater levels of sales which were $158.0 million in 1996, $78.9 million in 1995 and $57.2 million in 1994. Sales of non-traditional financial and insurance products through InterWest's subsidiaries, InterWest Financial Services and InterWest Insurance Agency, increased slightly during 1996 to $2.3 million from $2.2 million in 1995 and $937,000 in 1994.

OTHER OPERATING EXPENSE

Other operating expense increased to $43.8 million from $29.9 million in 1995 and $27.6 million in 1994. During 1996, operating expenses were adversely affected by the SAIF recapitalization charge of $5.5 million, the special charges primarily associated with the Central merger of $3.1 million and the operating costs of Cornerstone Northwest Mortgage, our newly acquired mortgage subsidiary, of $2.3 million. Netting out these costs gives an increase of
10.0 percent in operating expenses during 1996 compared to 8.3 percent expense growth in 1995.

p 22                                                InterWest Bancorp, Inc.

     The largest reoccurring increase was in compensation and benefits expense. The increase was due to growth in full time employees resulting from three new offices, enhanced consumer lending and the acquisition of Cornerstone Northwest Mortgage. As of September 30, 1996, full time equivalents for InterWest were 556 compared to 477 in 1995 and 454 at the end of 1994. General and administrative costs were $7.9 million in 1996 compared to $6.9 million in 1995 and $6.3 million in 1994. Occupancy costs increased to $4.6 million in 1996 from $3.7 million in 1995 and $3.5 million in 1994. These increases are primarily attributable to branch expansion and technological updates in the branch structure.

     During 1996, InterWest reduced the allowance for losses on real estate held for sale by $1.0 million which directly decreased other operating expenses. This reduction was due to the periodic evaluation of the real estate held for sale portfolio and risks associated with the respective properties.

     On September 30, 1996, a law was enacted to recapitalize the SAIF through a one-time assessment of 0.657 percent of SAIF insured deposits as of March 31, 1995, resulting in a $5.5 million expense to InterWest. This legislation was intended to recapitalize the SAIF to a level equivalent to the Bank Insurance Fund (BIF). Prior to this legislation, most savings institutions were paying 0.23 percent of insured deposits compared to nothing for commercial banks. Beginning January 1, 1997, savings institutions will begin paying 0.064 percent of insured deposits which, in InterWest's case, should produce annual costs savings of over $1.5 million. This should allow InterWest to recover this one time assessment in less than four years. This new law aims to merge the SAIF and the BIF in January, 2000, when premiums are scheduled to be 0.024 percent for all insured deposits.

INCOME TAX EXPENSE

Income tax expense for 1996 was $6.1 million, down from $7.3 million in 1995 and $7.3 million in 1994. The effective tax rates were 32.4 percent in 1996,
33.8 percent in 1995 and 35.1percent in 1994. The lower effective tax rate in 1996 is due to the utilization of tax credits, tax exempt interest earned on municipal bonds and certain tax benefits resulting from the merger with Central.

REVIEW OF FINANCIAL CONDITION

InterWest's total assets as of September 30, 1996, are $1.71 billion, an increase of 16.5 percent or $242.0 million, as compared to $1.47 billion at the end of 1995. During 1996, InterWest levered its capital position by purchasing securities and retaining a majority of its loans originated during the year. This was done to enhance earnings and reduce InterWest's interest rate risk. During the year loans increased by over 11 percent while investments and mortgage-backed and related securities increased by over 28 percent. During 1997, InterWest will seek to decrease the investment and mortgage-backed and related securities portfolios and increase the loan portfolio thus attempting to increase the net interest margin. At September 30, 1996, InterWest's investment and mortgage-backed and related securities portfolio was $605.6 million, of which 39 percent, or $237.4 million, was classified as held to maturity and 61 percent or $368.2 million was classified as available for sale. During 1996, InterWest increased its available for sale portfolio by 161 percent, or $226.9 million. During December 1995, InterWest took advantage of a one-time amnesty provided by the Financial Accounting Standards Board, to transfer $198.5 million of mortgage-backed and related securities classified as held to maturity to available for sale. The vast majority of the available for sale portfolio is adjustable or callable in nature, thus reducing InterWest's interest rate exposure. The available for sale portfolio is required to be carried at fair value, thus its carrying value fluctuates with changes in market conditions. The held to maturity portfolio consists primarily of fixed rate callable agency securities. See Notes 2, 3, 4 and 5 in the Notes to Consolidated Financial Statements for details of the investment and mortgage-backed and related securities portfolios.

     During 1996, originations totaled $499.6 million, up from $407.8 in 1995 and $481.7 million in 1994. The following table recaps InterWest's lending for the past three years by collateral type.

                           1996              1995              1994
Year ended       Loans    Percent    Loans     Percent    Loans     Percent
September 30, Originated   Total   Originated   Total   Originated   Total
------------------------------------------------------------------------------
Dollars in thousands

Single-family
  residential  $198,263   39.69%    $156,896    38.47%   $220,544    45.78%
Multi-family
  residential
  and commercial
  real estate    80,094   16.04       64,559    15.83      56,788    11.79
Construction    144,407   28.90      111,136    27.26     146,533    30.42
Commercial non
  real estate    28,897    5.78       38,640     9.48      28,247     5.86
Agricultural     11,609    2.32       14,837     3.64      10,060     2.09
Consumer         36,337    7.27       21,691     5.32      19,543     4.06
                -------  ------     --------   ------    --------   ------
Total loans
 originated    $499,607  100.00%    $407,759   100.00%   $481,715   100.00%
               ========  ======     ========   ======    ========   ======

p 23                                                InterWest Bancorp, Inc.

     InterWest continues to experience strong deposit growth in comparison to others in our industry. Total deposits increased to $1.12 billion at fiscal year end from $1.04 billion at the end of 1995. This increase of $80.0 million is primarily attributable to a $60.6 million increase in certificates of deposit. This increase is due to specific marketing efforts and competitive pricing of certificates. We are developing a sales culture with incentives and technology as cornerstones in the sales process. The primary focus of this sales effort will be the emphasis on checking accounts and cross selling the customer multiple services and products. Management contends that new checking account relationships allow InterWest to affectively cross sell other financial products and services, thus strengthening the customer's banking relationship. We believe that checking accounts represent the customer's primary banking relationship and provide significant revenue and sales opportunities for consumer loans and other financial products.

     Over the last year, InterWest has significantly increased its borrowings from the Federal Home Loan Bank (FHLB) and securities sold under agreements to repurchase them. These two borrowing sources grew to $456.8 million at the end of 1996 from $309.0 million in 1995 and $198.2 million in 1994. The proceeds from these borrowings were primarily used to fund growth in loans and the investments and mortgage-backed and related securities portfolios.

CAPITAL REQUIREMENTS

InterWest's total stockholders equity was $111.0 million at September 30, 1996, compared to $105.7 million at September 30, 1995. This increase is primarily due to net income during 1996 of $12.8 million which was partially offset by dividends declared of $4.1 million and a change in the net unrealized loss on securities available for sale of $3.7 million. InterWest has consistently paid dividends to its stockholders for the last nineteen years.

     During fiscal year 1996 InterWest stockholders received dividends totaling $0.51 per share, a 38 percent increase over the $0.37 per share in 1995. At the end of 1996 stockholders equity was 6.48 percent of total assets compared to 7.19 percent at the end of 1995. This reduction in the capital ratio reflects management's leveraging of the balance sheet. During 1992 the FDIC implemented new regulations that established the amount of capital for each of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICA) established categories of institutions. Depending upon InterWest's FDICA category classification, the FDIC may restrict certain activities of InterWest including acceptance of broker deposits or offering interest rates on deposits that are significantly higher than prevailing interest rates. See
Note 19 in Notes to Consolidated Financial Statements for disclosure of capital ratios.

LIQUIDITY RESOURCES

Liquidity management focuses on the need to meet both short-term funding requirements and long-term growth objectives. Primary sources of funds for liquidity include deposits, FHLB advances, proceeds from sale of securities under agreements to repurchase, loan repayments, loan sales and mortgage-backed and related security repayments. Repayments on loans and mortgage-backed and related securities and deposit inflows and outflows are significantly affected by interest rates.

     During 1996, repayments and prepayments on loans totaled $293.5 million compared to $220.7 million in 1995 and $258.9 million in 1994. This increase is due in large part to the relative ease at which borrowers can refinance their loan. This change has come about due to increased customer understanding and a process which is fast becoming technologically friendly. Loans sold were $70.9 million in 1996 compared to $82.1 million in 1995 and $148.0 million in 1994. This decrease in loan sales was due to management's desire to grow the loan portfolio.

     Trends noted in loan prepayments had a similar impact on mortgage-backed and related securities prepayments. During 1996 repayments and prepayments on mortgage-backed and related securities totaled $84.1 million compared to $21.3 million in 1995 and $85.7 million in 1994. InterWest has additional capacity to borrow funds from the Federal Home Loan Bank of Seattle through a preapproved credit line of 40 percent of consolidated assets.

     InterWest is under a pledge agreement where it must maintain unincumbered collateral with a par value at least equal to the outstanding balance. As of September 30, 1996, InterWest has $336.8 million outstanding with approximately $348.0 million still available. InterWest has at times used the securities market as a vehicle for borrowing by utilizing its investment and mortgage-backed securities as collateral. At September 30, 1996, InterWest has $119.9 million balance outstanding in this source of funds. These borrowings are collateralized by securities with a market value exceeding the face value of the borrowings. If the market value of the securities were to decline as a result of an increase in interest rates or other factors, InterWest would be required to pledge additional securities or cash as collateral.

ASSET AND LIABILITY MANAGEMENT

The long-term profitability of InterWest depends on properly priced products and services, asset quality and asset and liability management. Historically, InterWest has had a mismatch between the maturities of its assets and liabilities because its customers have traditionally preferred short-term deposits and long-term loans. InterWest is sensitive to the potential change in interest rates and the resulting affect on net interest income and the market value of assets. It has been an objective of management to reduce this sensitivity through the use of adjustable rate assets which have enabled InterWest to better match the duration of its deposit base with these types of assets. InterWest currently indexes most of its adjustable rate loans to

p 24                                                InterWest Bancorp, Inc.

the Federal Cost of Funds Index. However, in the future it will be InterWest's goal to increase the use of prime base lending to better insulate InterWest against interest rate swings. This index is preferable because it has a better correlation to InterWest's cost of funds. InterWest will implement this index in commercial, consumer and business lending. Management believes that the use of this index will stabilize net interest income, however, no assurance of this can be given. InterWest will continue to use the Federal Cost of Funds Index on single family lending. This Index has a generous spread to InterWest's cost of funds while at the same time providing reasonable interest rate protection to our borrowers due to interest rate caps that are placed on the allowable changes over the life of the loan as well as limitations that are placed on periodic changes.

     In addition to adjustable rate loans, InterWest employs a number of additional strategies to minimize the impact on earnings during significant changes in interest rates. The strategies utilized by InterWest to insure this goal include: 1) origination of shorter term consumer loans, 2) emphasis on intermediate to long-term fixed rate certificates of deposit, 3) sales of fixed rate loan originations, 4) emphasis on interest- free checking accounts,
5) purchases of adjustable rate and callable agency securities, 6) short-term business lending.

     InterWest has consistently managed its one year gap position (total assets subject to repricing and maturity less total liability subject to repricing and maturity) to maximize earnings while at the same time lessening the sensitivity of those earnings to changes in interest rates. A conventional measure of interest rate sensitivity for financial institutions is to divide the difference between assets maturing or repricing within one year and total liabilities maturing or repricing within one year by total assets (the one year gap). On September 30, 1996, InterWest's one year gap position was a negative $156.2 million, or 9.12 percent of assets. This was a change from the negative gap of $40.2 million or 2.73 percent of assets as of September 30, 1995. In periods of falling interest rates, the positive gap may result in a decrease in net interest income, as InterWest's interest expense may not decrease as rapidly as interest income. Management has established guidelines regarding the gap in interest rate risk position of InterWest. These goals are dependent on the level of interest rates, the relationship between short term and long term interest rates, expectations concerning the level of future interest rates and other relevant economic factors. The following table sets forth the estimated repricing or maturity of InterWest's interest-earning assets and interest bearing liabilities at September 30, 1996. The amounts shown are influenced by assumptions that affect the estimated loan repayments, prepayments and outflows in certain deposit accounts. Management believes the assumptions to be reasonable based upon historical evidence and existing market conditions. However, there can be no assurance that the assets and liabilities will have the repricing characteristics used in developing this table.

ASSET AND LIABILITY REPRICING

                            One Year    Over One to    Over Five
                            or Less     Five Years     Years        Total
------------------------------------------------------------------------------
Dollars in thousands

Interest-Earning Assets

Total loans               $  587,092    $191,617       $194,097   $  972,806

Mortgage-backed
 related securities          341,244      87,301         16,742      445,287
Investments securities
 and interest-earning
 deposits                    180,445       8,304          2,273      191,022
                          ----------    --------       --------   ----------

Total interest-earning
 assets                   $1,108,781    $287,222       $213,112   $1,609,115
                          ==========    ========       ========   ==========
Interest-Bearing Liabilities

Certificates                 551,237     197,872          2,166      751,275
Demand and now accounts      156,852           -              -      156,852
Money market accounts        112,614           -              -      112,614
Passbook accounts            100,002           -              -      100,002
                          ----------    --------       --------   ----------

Total customer deposits      920,705     197,872          2,166    1,120,743

FHLB advances, securities
 sold under agreements to
 repurchase and other
 borrowings                  344,294     116,123             80      460,497
                          ----------    --------       --------   ----------

    Total interest-
    bearing liabilities   $1,264,999    $313,995         $2,246   $1,581,240
                          ==========    ========       ========   ==========

GAP                       $(156,218)    $(26,773)      $210,866      $27,875
Gap to total assets          (9.12%)      (1.56%)        12.32%        1.63%
Cumulative gap            $(156,218)   $(182,991)       $27,875
Cumulative gap to total
 assets                      (9.12%)     (10.69%)         1.63%
                          ==========   ==========      ========    =========

p 25                                                InterWest Bancorp, Inc.

     While the one year gap measure helps provide some information about a financial institutions interest sensitivity, it does not predict the trends of future earnings. For this reason, InterWest uses financial modeling to forecast earnings under different interest rate projections. Although this modeling is very helpful in managing interest rate risk, it does require significant assumptions for the projection of loan prepayment rates, loan origination volumes and liability funding sources that may prove to be inaccurate.

ASSET QUALITY

InterWest's non-performing assets at September 30, 1996, which consists of non-performing loans (including nonaccrual loans and certain other delinquent loans at the discretion of management) and real estate held for sale was $9.2 million or 0.54 percent of assets. An increase from $6.6 million or 0.45 percent of assets at September 30, 1995. InterWest's non-performing assets at September 30, 1994, were $7.7 million or 0.61 percent of assets. The increase in real estate held for sale from $4.2 million in 1995 to $6.1 million in 1996 was primarily attributable to foreclosures of $1.8 million, capital additions to real estate of $700,000 and a reduction in the allowance for losses on real estate held for sale of $1.0 million. Total sales during 1996 amounted to $1.6 million compared to $1.8 million in 1995. Non-performing loans increased to $3.2 million in 1996 compared to $2.4 million in 1995. The asset quality of the bank continues to be excellent which is attributable to the strong local economy, stringent underwriting guidelines and internal review processes customized to identify problem loans. The chart below summarizes the non-performing assets for the last three fiscal years categorizing them by loans and real estate held for sale in addition to the type of collateral involved.

NON-PERFORMING ASSETS

September 30,                    1996               1995                1994
------------------------------------------------------------------------------
Dollars in thousands

Loans

Single-family residential       $1,965          $    985              $  708
Multi-family residential
 real estate                         -               900                   -
Commercial real estate             791               308                 624
Construction                         -                 -                   3
Commercial non real estate         225                71                  84
Agricultural                         -                 -                 252
Consumer                           184               109                 123
                                ------          --------              ------

     Total non-performing
      loans                     $3,165          $  2,373              $1,794
                                ======          ========              ======

Real Estate

Residential                     $1,025            $  154              $   23
Commercial real estate           5,014             4,937               6,514
Other                               14                87                 139
Allowance for losses on
 real estate held for sale           -          $(1,000)              $(750)
                                ------          --------              ------

     Total                      $6,053            $4,178              $5,926
                                ======          ========              ======

Total non-performing assets     $9,218            $6,551              $7,720
                                ------          --------              ------

Percent of total assets          0.54%             0.45%               0.61%
                                 =====             =====               =====

p 26                                                InterWest Bancorp, Inc.

REPORT OF MANAGEMENT

Stockholders
InterWest Bancorp, Inc.

InterWest Bancorp, Inc., is responsible for the preparation, integrity and fair presentation of its published financial statements. The consolidated financial statements included in this annual report have been prepared in accordance with generally accept ted accounting principles and, as such, include judgements and estimates of management. InterWest Bancorp, Inc., also prepared the other information included in the annual report and is responsible for its accuracy and consistency with the consolidated financial statements.

     Management is responsible for establishing and maintaining an effective internal control structure over financial reporting. The internal control system is augmented by written policies and procedures and by audits performed by an internal audit staff which reports to the Audit Committee of the Board of Directors. Internal auditors monitor the operation of the internal control system and report findings to management and the Audit Committee, and corrective actions are taken to address identified control deficiencies and other opportunities for improving the system. The Audit Committee, composed solely of outside directors, provides oversight to the financial reporting process. There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of an internal control system may vary over time.

     Management assesses InterWest Bancorp, Inc.'s internal control structure over financial reporting. Based on these assessments, management believes that InterWest Bancorp, Inc., maintains an effective internal control system over financial reporting.

/s/Stephen M. Walden                          /s/H. Glenn Mouw
Stephen M. Walden                             H. Glenn Mouw
President and Chief                           Executive Vice-President
  Executive Officer                           and Chief Financial
                                              Officer

REPORT OF ERNEST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
InterWest Bancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of InterWest Bancorp, Inc., and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of InterWest's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Central Bancorporation and subsidiaries, which statements reflect total assets constituting 13.8 percent of the related 1995 consolidated total and which statements reflect net income constituting approximately 18.1 percent of the related 1995 consolidated financial statement total, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Central Bancorporation and subsidiaries, is based solely on the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits, and for 1995 the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of InterWest Bancorp, Inc., and subsidiaries at September 30, 1996 and 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

     We also have audited, as to combination only, the accompanying consolidated statements of income, stockholders' equity, and cash flows for the year ended December 31, 1994. As described in Note 24 to such statements, these statements have been combined from the consolidated statements of InterWest Bank and subsidiaries and Central Bancorporation and subsidiaries (which statements are not presented separately herein). The separate financial statements of InterWest Bank and subsidiaries and Central Bancorporation and subsidiaries have been audited by other auditors whose reports dated October 28, 1994 and January 20, 1995, respectively, expressed unqualified opinions on those statements. In our opinion, the accompanying consolidated financial statements for 1994 have been properly combined on the basis described in Note 24.


/s/Ernest & Young LLP
Seattle, Washington
November 7, 1996

p 27                                                InterWest Bancorp, Inc.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

September 30,                                        1996              1995
------------------------------------------------------------------------------
Dollars in thousands

Assets

Cash and cash equivalents
     Non-interest bearing                       $   36,983        $   27,612
     Interest-bearing                               11,518            27,190
Investment securities
 available for sale, at fair value                  26,166            26,336
Mortgage-backed and related
 securities available for sale,
 at fair value                                     341,957           114,936
Investment securities held
 to maturity (fair value: 1996-$134,117
 and 1995-$32,711)                                 134,106            32,620
Mortgage-backed and related
 securities held to maturity
 (fair value: 1996-$96,779
 and 1995-$292,094)                                103,330           298,357
Loans receivable, net                              965,920           867,002
Loans held for sale
 (fair value: 1996-$ 10,228
 and 1995-$11,212)                                  10,051            11,088
Accrued interest receivable                         12,576             9,344
Real estate held for sale
 and for development                                10,968             7,147
Federal Home Loan Bank
 (FHLB) stock, at cost                              19,232            14,510
Premises and equipment, net                         34,356            29,617
Intangible assets                                    2,869             1,516
Other assets                                         2,119             3,162
                                                ----------        ----------

Total                                           $1,712,151        $1,470,437
                                                ==========        ==========
Liabilities

Customer deposits                               $1,120,743        $1,040,310
FHLB advances                                      336,839           268,256
Securities sold under
 agreements to repurchase                          119,945            40,734
Other borrowings                                     3,713             5,181
Accrued expenses and other liabilities              18,938             9,185
Advance payments by borrowers for
 taxes and insurance                                   952             1,031
                                                ----------        ----------
Total liabilities                                1,601,130         1,364,697

Stockholders' Equity
Common stock, par value $.20 per share
 Authorized 20,000,000
 Issued and outstanding
  1996-7,918,074 and 1995-7,828,935 shares           1,592             1,581
Paid-in capital                                     18.995            18,588
Retained earnings                                   93,963            85,784
Treasury stock                                       (289)             (289)
Debt related to ESOP                                 (312)             (712)
Unrealized gain (loss) on
 securities available for sale                     (2,928)               788
                                                ----------        ----------
Total stockholders' equity                         111,021           105,740
                                                ----------        ----------
Total                                           $1,712,151        $1,470,437
                                                ==========        ==========

See notes to consolidated financial statements.

p 28                                                InterWest Bancorp, Inc.

CONSOLIDATED STATEMENTS OF INCOME

Year ended September 30,                   1996         1995        1994
------------------------------------------------------------------------------
Dollars in thousands, except per share amounts

Interest Income

Loans receivable                       $ 82,925       $ 70,803    $ 61,865
Mortgage-backed and
 related securities                      31,874         23,621      15,198
Interest-earning deposits                 2,802          1,295       1,701
Investment securities                     3,312          4,545       3,506
                                        -------        -------     -------
                                        120,913        100,264      82,270
Interest Expense

Customer deposits                        48,166         45,952      32,882
FHLB advances and other borrowings       17,449         10,402       7,672
Securities sold under agreement
 to repurchase                            3,193          1,572         131
                                        -------        -------     -------
                                         68,808         57,926      40,685
Net interest income before provision
 for losses on loans                     52,105         42,338      41,585
Provision for losses on loans             1,960            720         900
                                        -------        -------     -------
Net interest income after provision
 for losses on loans                     50,145         41,618      40,685

Other Operating Income

Gain on sale of loans                     1,191            917       1,273
Gain on sale of loan servicing                -          1,831           -
Service fees                              6,832          3,965       3,663
Insurance commissions                     2,302          2,221         937
Gain on sale of investment
 securities and mortgage-backed
 and related securities                     531            287          59
Gain on sale of real estate
 held for sale and for development          806             16         746
Other                                       891            756       1,030
                                        -------        -------     -------
                                         12,553          9,993       7,708
Other Operating Expense

Compensation and employee benefits       19,496         15,139      13,892
General and administrative                7,928          6,931       6,272
Occupancy                                 4,571          3,743       3,528
Data processing                           2,021          1,657       1,515
FDIC premium assessment                   1,988          2,006       1,900
SAIF assessment                           5,523              -           -
Loss (credit) from real estate
 write-downs and operations                (813)           426         539
Special charges                           3,105              -           -
                                       --------        -------     -------
                                         43,819         29,902      27,646

Income before federal income taxes       18,879         21,709      20,747

Federal Income Tax Expense                6,108          7,347       7,280
                                       --------        -------     -------
Net Income                             $ 12,771        $14,362     $13,467
                                       ========        =======     =======

Net Income Per Share                   $   1.58       $  1.80       $  1.69
                                       ========       =======       =======

See notes to consolidated financial statements.

p 29                                                InterWest Bancorp, Inc.

PAGE

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                           Unrealized
                                                                           Gain (Loss)
                                                                        Debt      on Securities
                        Common Stock      Paid-In   Retained  Treasury  Related   Available
                       Shares   Amount    Capital   Earnings  Stock     to ESOP   for Sale      Total
------------------------------------------------------------------------------------------------------------
Dollars in thousands,
  except share data

Balance
October 1, 1993      7,784,964   $1,557   $17,640   $63,223   $   -      $   -    $   -        $ 82,420
Net income                                           13,467                                      13,467
Dividends,
 $0.35 per share                                     (2,497)                                     (2,497)
Proceeds from exercise
 of stock options       38,218        8       202                                                   210
Proceeds from sale of
 common stock, net      28,340        6       390                                                   396
Common stock donated     7,050        1        99      (100)

Unrealized loss
 on securities
 available for sale                                                                   (419)        (419)
                     ---------   ------   -------   -------      ------   -------  -------     --------
Balance

September 30,
 1994                7,858,572    1,572    18,331    74,093                           (419)      93,577
Net income                                           14,362                                      14,362
Dividends,
 $0.37 per share                                     (2,671)                                     (2,671)
Proceeds from exercise
 of stock options       43,409        9       240                                                   249
Proceeds from sale of
 common stock, net       1,380                 17                                                    17
Unrealized gain
 on securities
 available for sale                                                                  1,207        1,207
Purchase of
 treasury stock        (18,500)                                    (289)                           (289)
Debt related to
 ESOP                  (55,926)                                              (712)                 (712)
                     ---------   ------   -------   -------      ------   -------  -------     --------
Balance

September 30,
 1995                7,828,935    1,581   18,588     85,784        (289)     (712)     788      105,740
Net income                                           12,771                                      12,771
Dividends,
 $0.51 per share                                     (4,119)                                     (4,119)
Proceeds from exercise
 of stock options       56,989       11      407                                                    418
Unrealized loss
 on securities
 available for sale                                                                 (3,716)      (3,716)
ESOP loan repayment     32,150                                                400                   400
Pooling accounting
 adjustment                                           (473)                                        (473)
                     ---------   ------  -------    -------      ------   -------  -------     --------
Balance
September 30,
 1996                7,918,074   $1,592  $18,995    $93,963      $ (289)  $  (312) $(2,928)    $111,021
                     =========   ======  =======    =======      ======   =======  ========    ========


See notes to consolidated financial statements.

p 30                                                InterWest Bancorp, Inc.

consolidated statements of cash flows

Year ended September 30,                       1996      1995      1994
------------------------------------------------------------------------------
Dollars in thousands

Operating Activities

Net income                                   $12,771   $14,362   $13,467
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization              2,247     1,886     1,671
    Provision for losses on loans              1,960       720       900
    Provision (benefit) for losses on real
      estate held for sale                    (1,000)      250       285
    Accretion of premiums and discounts, net   2,069       856       426
    Gain on sale of loans and loan servicing  (1,191)   (2,748)   (1,273)
    Gain on sale of investment securities and
      mortgage-backed and related securities    (531)     (287)      (59)
    (Gain) loss on sale of real estate held
      for sale and for development premises
      and equipment                             (383)       30      (108)
    Loan fees deferred, net of amortization   (1,462)      945     2,967
    FHLB stock dividends                      (1,397)     (709)     (781)
    Pooling accounting adjustment               (473)        -         -

Cash provided (used) by changes in operating
  assets and liabilities:
    Accrued interest receivable               (3,232)   (1,929)   (1,794)
    Other assets                               1,043      (204)      (11)
    Accrued expenses and other liabilities    11,301     2,146       452
    Advance payments by borrowers for taxes
      and insurance                              (79)      183        82
                                            --------   -------   -------
Balance, net cash provided by operating
  activities, carried forward                $21,643   $15,501   $16,224



See notes to consolidated financial statements.

p 31                                                InterWest Bancorp, Inc.

Year ended September 30,             1996      1995      1994
---------------------------------------------------------------------
Dollars in thousands

Balance, net cash provided by
  operating activities,
  brought forward                   $21,643   $15,501   $16,224

Investing Activities

Proceeds from sale of investment
  securities available for sale           -         -    27,335
Purchase of investment securities
  available for sale                (12,476)  (11,162)  (25,638)
Proceeds from maturing investment
  securities available for sale      18,127    11,895    15,407
Proceeds from maturing investment
  securities held to maturity        32,987    17,092     4,680
Purchase of investment securities
  held to maturity                 (140,019)   (4,279)  (41,725)
Principal repayments on mortgage
  -backed and related securities
  available for sale                 62,838     2,408    10,124
Purchase of mortgage-backed and
  related securities available
  for sale                         (250,260) (167,966)  (48,243)
Proceeds from sale of mortgage
  -backed and related securities
  available for sale                158,513    79,206    29,884
Principal repayments on mortgage
  -backed and related securities
  held to maturity                   21,217    18,864    75,611
Purchase of mortgage-backed and
  related securities held to
  maturity                          (31,493)  (20,571) (231,358)
Proceeds from sale of loans          72,126    83,028   149,312
Loan originations, net of
  repayments                       (171,009) (199,169) (216,061)
Proceeds from sale of servicing           -     1,831         -
Cash received in acquisition, net         -         -     7,281
Proceeds from sale of real estate
  held for sale and for development   2,446     1,774     2,252
Purchases of premises and equipment  (7,248)   (8,059)   (1,885)
Purchase of FHLB stock               (5,825)   (3,764)   (2,404)
Redemption of FHLB stock              2,500       646         -
Capital additions to real estate
  held for sale                      (2,749)   (1,528)     (310)
Purchase of land for development          -         -      (663)
Purchase of intangible assets        (1,530)        -    (1,750)
                                  --------- --------- ---------
Balance, net cash used by investing
  activities, carried forward     $(251,855)$(199,754)$(248,151)

See notes to consolidated financial statements.

p 32                                                InterWest Bancorp, Inc.

Year ended September 30,             1996      1995      1994
---------------------------------------------------------------------
Dollars in thousands

Balance, net cash used by investing
  activities, brought forward     $(251,855) $(199,754) $(248,151)

Financing Activities

Net increase (decrease) in
  customer deposits                  19,882    (10,694)    19,524
Net increase in certificates of
  deposit                            60,551     91,637    114,896
Proceeds from FHLB advances,
  securities sold under agreements
  to repurchase, and other
  borrowings                        653,211    531,659    300,425
Repayment of FHLB advances,
  securities sold under agreements
  to repurchase, and other
  borrowings                       (506,485)  (420,417)  (207,978)
Dividends paid                       (3,666)    (2,606)    (2,497)
Issuance of common stock                418        266        606
Purchase of treasury stock                -       (289)         -
                                   --------    -------    -------
Net cash provided by financing
  activities                        223,911    189,556    224,976
                                   --------    -------    -------
Net increase (decrease) in cash
  and cash equivalents               (6,301)     5,303     (6,951)

Cash and Cash Equivalents

Beginning of year                    54,802     49,499     56,450
                                   --------    -------    -------
End of year                        $ 48,501    $54,802    $49,499
                                   ========    =======    =======

Supplemental Disclosures of Cash
  Flow Information

Cash paid during the year for:
     Interest                      $ 23,463    $20,458    $13,793
     Income taxes                  $  8,048    $ 6,042    $ 5,362
Noncash transactions:
     Loans transferred to real
       estate held for sale, net   $  1,695    $   293    $   271
     Transfer of securities from
       held to maturity to
       available for sale          $210,640          -    $ 9,568
     Transfer of securities
       available for sale to held
       to maturity                        -          -    $10,963
     ESOP loan repayment           $    400          -          -

    In 1994, Central Bancorporation purchased all the capital stock of First Bank Washington for $4,119,000. In connection with the acquisition, liabilities were assumed as follows:

-----------------------------------------------------------------------
Dollars in thousands

Fair value of assets                                    $52,709
Cash paid for capital stock                              (4,119)
                                                        -------
Liabilities assumed                                     $48,950

See notes to consolidated financial statements.

p 33                                                InterWest Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 1 Summary of Significant Accounting Policies

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of InterWest Bancorp, Inc., and its majority and wholly owned subsidiaries (collectively, InterWest). All material intercompany transactions and balances have been eliminated. On July 28, 1995, InterWest Bank (the Bank) reorganized into the holding company form of ownership resulting in InterWest Bancorp, Inc. becoming the sole stockholder of the Bank. In the reorganization, each outstanding share of common stock of the Bank and options to acquire shares of common stock of the Bank were converted to shares or options for shares of InterWest Bancorp, Inc., under the holding company structure, InterWest Bank and Central Washington Bank, which was acquired effective August 31, 1996, are the principal subsidiaries. Effective October 14, 1996, Central Washington Bank has been merged with and into InterWest Bank.

     On August 31, 1996, InterWest acquired Central Bancorporation (Central) of Wenatchee, Washington, whose principle subsidiary was Central Washington Bank. As the transaction was accounted for as a pooling-of-interests, prior period financial statements have been restated to include the accounts of Central as if the companies were combined for all periods presented.

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the financial statements and thus actual results could differ from the amounts reported and disclosed herein.

NATURE OF BUSINESS

InterWest is a Washington corporation that provides a wide range of financial services to individuals and businesses throughout western and central Washington. Financial services of InterWest include the traditional savings bank activities of accepting deposits from the general public and making residential loans, consumer loans and certain types of commercial real estate loans. The merger with Central provides InterWest with access to the higher growth business segment of commercial banking.

     Investments are available through InterWest Financial Services Inc., and insurance products are provided by InterWest Insurance Agency Inc., subsidiaries of InterWest Bank.

CASH AND CASH EQUIVALENTS

For purposes of the Consolidated Statements of Cash Flows, InterWest considers all deposits and investment securities with an original term to maturity of three months or less to be cash equivalents.

INVESTMENT AND MORTGAGE-BACKED AND RELATED SECURITIES

At September 30, 1994, InterWest adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This statement requires that investments be categorized as held to maturity, trading securities or available for sale, based upon management's intent as to the ultimate disposition of each security acquired. Application of this statement decreased stockholders' equity $419,000 relating to net unrealized losses on securities available for sale.

     Those securities that InterWest has the positive intent and ability to hold to maturity are classified as held to maturity and are recorded at cost, net of unamortized discounts or premiums. The discount or premium is amortized using the effective interest method to maturity of the securities. Securities are adjusted to the lower of cost or fair value only when an other than temporary impairment in value occurs.

     Those securities that are not classified as held to maturity are classified as available for sale, and are carried at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. The basis of securities subsequently sold is determined by the specific identification method.

LOANS RECEIVABLE AND LOANS HELD FOR SALE

Loans receivable are stated at the principal amount outstanding, net of deferred loan fees, any discounts and the allowance for losses on loans. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in aggregate. Net unrealized losses are recognized in a valuation allowance by charges to income.

     On October 1, 1995, InterWest adopted SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". It is applicable to all loans except large groups of smaller-balance homogenous loans that are collectively evaluated for impairment, and loans measured at fair value or at the lower of cost or fair value. InterWest considers all single-family residential (including construction) and consumer loans to be smaller balance homogenous loans. SFAS No. 114 also applies to all loans that are restructured in a



p 34                                                InterWest Bancorp, Inc.

troubled debt restructuring. A troubled debt restructuring is a restructuring in which the creditor grants a concession to the borrower that it would not otherwise consider. However, such loans restructured prior to the effective date of SFAS No. 114 that are performing in accordance with their restructured terms are accounted for in accordance with SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings.

     A loan is impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. SFAS No. 114 requires that the valuation of impaired loans be based on the present value of expected future cash flows discounted at the loans effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The amount of the impairment and any subsequent changes are recorded through the provision for losses on loans as an adjustment to the allowance for losses on loans.

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

ALLOWANCE FOR LOSSES ON LOANS

The allowance for losses on loans is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectibility may not be assured. The detailed analysis includes techniques to estimate the fair value of loan collateral and the existence of possible alternative sources of repayment. The appropriate reserve level is estimated based upon factors and trends identified by management at the time financial statements are prepared.

      When available information confirms that specific loans or portions thereof are uncollectible, these amounts are charged-off against the allowance for losses on loans. The existence of some or all of the following criteria will generally confirm that a loss has been incurred: the loan is significantly delinquent and the borrower has not evidenced the ability or intent to bring the loan current; InterWest has no recourse to the borrower, or if it does, the borrower has insufficient assets to pay the debt; the fair value of the loan collateral is significantly below the current loan balance, and there is little or no near-term prospect for improvement.

     A provision for losses on loans, which is a charge against net income, is added to the allowance for losses on loans based on quarterly assessments of the loan portfolio. While management has attributed the allowance for losses on loans to various loan portfolio segments, the allowance is general in nature and is available for the loan portfolio in its entirety.

     Commercial loans (real estate and non real estate) are considered by InterWest to have somewhat greater risk of uncollectibility than residential real estate loans due to the dependency on income production or future development of real estate.

     The ultimate recovery of all loans is susceptible to future market factors beyond InterWest's control. These factors may result in losses or recoveries differing significantly from those provided in the financial statements.

REAL ESTATE HELD FOR SALE AND REAL ESTATE HELD FOR DEVELOPMENT

Real estate held for sale and real estate held for development (collectively, real estate) includes properties acquired through foreclosure, property acquired with the intention of holding for development, and investments in real estate joint ventures. These properties are initially recorded at the lower of cost or fair value and are subsequently evaluated to determine that the carrying value does not exceed the then current fair value of the property. Development costs including materials and labor are capitalized on properties being developed. Losses that result from ongoing periodic valuation of these properties are charged to operations in the period in which they are identified and are included in loss from real estate write-downs and operations in the consolidated statements of income. The amounts InterWest will ultimately recover from real estate held for sale and held for development may differ substantially from the carrying value of the assets because of future market factors beyond InterWest's control or because of changes in InterWest's strategy for sale or development of the property.

PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation. The depreciation is computed on the straight-line method over estimated useful lives as follows:

          Bank buildings        40 years
          Equipment           5-20 years



p 35                                                InterWest Bancorp, Inc.

INTANGIBLE ASSETS

Intangible assets arising from certain branch and other acquisitions represent the excess of the purchase price over fair value of net assets acquired.

     These assets are amortized on the straight-line method over ten to fifteen years. InterWest periodically evaluates intangible assets for impairment. The level of intangible assets at September 30, 1996, was supported by the value attributed to the operations acquired.

LOAN FEE INCOME, INTEREST INCOME ON LOANS RECEIVABLE AND UNEARNED INTEREST

Substantially all loan origination fees and direct costs related to loan origination activities are deferred. Net deferred fees are amortized into interest income over contractual or actual loan lives as an adjustment to the loan yield. Net deferred fees related to loans sold are recognized in income at the time the loans are sold.

     Interest is accrued on loans receivable until the loan is 90 days delinquent or management doubts the collectibility of the loan or the unpaid interest, at which time InterWest establishes a reserve for any accrued interest.

     If management determines the ultimate collectibility of principal is in doubt, cash receipts on nonaccrual loans are applied to reduce the principle balance.

INCOME TAXES

InterWest reports income and expenses using the accrual method of accounting and files a consolidated tax return which includes income earned by its subsidiaries. InterWest accounts for income taxes on the liability method. Under the liability method, a deferred tax asset or liability is determined based on the enacted tax rates which will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in InterWest's income tax returns. The deferred tax provision for the year is equal to the net change in the deferred tax asset and liability accounts from the beginning to the end of the year. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

NET INCOME PER SHARE

Net income per share is computed based on the weighted average number of common and dilutive common equivalent shares outstanding using the treasury stock method. Common stock equivalents include shares issuable upon exercise of the stock options.

     Unallocated shares relating to the Debt Leveraged Money Purchase Employee Stock Ownership Plan debt obligation are deducted in the calculation of the weighted average shares outstanding.

STOCK OPTIONS

Employee stock options are accounted for under Accounting Principle Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees". Stock options are granted at exercise prices not less than the fair market value of common stock on the date of grant. Under APB No. 25, no compensation expense is recognized pursuant to InterWest's stock option plans.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1995 and 1994 financial statements to conform to 1996 presentation.

ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) has issued statements of financial accounting standards which modify the current method of accounting utilized by InterWest.

     In March, 1995, FASB issued SFAS No. 121 "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of". This statement addresses situations where information indicates that a company might be unable to recover, through future operations or sales, the carrying amount of long-lived assets and certain identifiable intangible assets and goodwill. Under this statement, impairment is measured based on the present value of expected cash flows from the asset and its eventual disposition. Effective October 1, 1996, InterWest adopted SFAS No. 121.

     In May, 1995 FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights". This statement eliminates the distinctions between servicing rights that are purchased and those that are retained upon the sale or securitization of loans. This statement requires mortgage servicers to recognize the servicing rights on loans as separate assets, no matter how acquired. Institutions who sell loans and retain the servicing rights will be required to allocate the total cost of the loans between servicing rights and loans based on their relative fair values if their values can be estimated. Effective October 1, 1996, InterWest adopted SFAS No. 122.

     Management does not believe that adoption of this statement will have a material impact on its financial condition or results of operations.

p 36                                                InterWest Bancorp, Inc.

     In October, 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". The statement requires expanded disclosures of stock-based compensation arrangement with employees and encourages (but does not require) application of the fair value recognition provisions in the statement. SFAS No. 123 does not rescind or interpret the existing accounting rules for employee stock-based arrangements. Companies may continue following those rules to recognize and measure compensation as outlined in APB No. 25, but they will be required to disclose the pro forma amounts of net income and earnings per share that would have been reported had they elected to follow the fair value recognition provisions of SFAS No. 123. For InterWest, adoption of this statement is required in fiscal year 1998.

     In June 1996, FASB issued SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires that accounting and reporting standards for transfers of and servicing of financial assets and extinguishment of liabilities be based on consistent application of financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transactions entered into by InterWest subsequent to December 31, 1996, although certain portions of this statement have been deferred until 1998.

Note 2 Investment Securities Available for Sale

The amortized cost and estimated fair values of investment securities available for sale by contractual maturity are summarized as follows:

                                      Gross          Gross     Estimated
                     Amortized   Unrealized     Unrealized          Fair
                          Cost        Gains         Losses         Value
-------------------------------------------------------------------------
Dollars in thousands

September 30, 1996
  U.S. Treasury:
     Due in one year
       or less         $13,040          $13            $10       $13,043
     Due after five
       years through
       ten years         3,024            1             16         3,009
                       -------          ---            ---       -------
                        16,064           14             26        16,052
                       -------          ---            ---       -------
  U.S. Government
    agencies and
    corporations:
     Due in one year
       or less           5,000            3              4         4,999
                       -------          ---            ---       -------

  Obligations of
    states and
    political
    subdivisions:
     Due in one year
       or less           1,480            2              -         1,482
     Due in one through
       five years        2,045           15              3         2,057
     Due in five through
       ten years         1,424            2             19         1,407
     Due after ten years   162            7              -           169
                       -------          ---            ---       -------
                         5,111           26             22         5,115
                       -------          ---            ---       -------
                       $26,175          $43            $52       $26,166
                       =======          ===            ===       =======

September 30, 1995
  U.S. Treasury        $18,999          $67            $27       $19,039
  U.S. Government
    agencies and
    corporations         6,700            1              2         6,699
  Corporate securities     500            -              4           496
  Obligations of states
    and political
    subdivisions           100            2              -           102
                       -------          ---            ---       -------
                       $26,299          $70            $33       $26,336
                       =======          ===            ===       =======


     Proceeds from sales of investment securities available for sale during 1994 were $27,335,000. The Bank realized $0 in gains and $244,000 in losses on those sales during 1994. There were no sales of investment securities available for sale in 1996 and 1995.

     As permitted under SFAS No. 115, upon acquisition of Central
Bancorporation and subsequent restructuring of Central's investment portfolio, $5,526,000 of investment securities classified as held to maturity have been transferred to the available for sale portfolio.


p 37                                                InterWest Bancorp, Inc.

Note 3 Mortgage-Backed and Related Securities Available for Sale

The amortized cost and estimated fair value of mortgage-backed and related securities available for sale by contractual maturity are summarized as follows:

                                         Gross          Gross     Estimated
                        Amortized   Unrealized     Unrealized          Fair
                             Cost        Gains         Losses         Value
----------------------------------------------------------------------------
Dollars in thousands

September 30, 1996
  Small Business
    Association
    (SBA) securities:
      Due in one year
        through five
        years            $  4,571     $    -           $  126      $  4,445
      Due after five
        years through
        ten years          13,019        115                6        13,128
      Due after ten
        years              53,465        342              343        53,464
                          -------     ------           ------       -------
                           71,055        457              475        71,037

U.S. Government agencies
  and corporations:
      Due in one year
        or less                26          -                -            26
      Due after five
        years through
        ten years             374          -                9           365
      Due after ten years  73,181          6              727        72,460
                          -------     ------           ------       -------
                           73,581          6              736        72,851
Other securities:
      Due in one year
        through five
        years                 619          -                4           615
      Due after five
        years through
        ten years             246          -                1           245
      Due after ten
        years             200,948         83            3,822       197,209
                         --------     ------           ------      --------
                          201,813         83            3,827       198,069
                         --------     ------           ------      --------
                         $346,449     $  546           $5,038      $341,957
                         ========     ======           ======      ========

September 30, 1995
  SBA securities         $ 70,116     $1,189           $   19      $ 71,286
  Other securities         43,646         68               64        43,650
                         --------     ------           ------      --------
                         $113,762     $1,257           $   83      $114,936
                         ========     ======           ======      ========

     Proceeds from sales of mortgage-backed and related securities available for sale during 1996, 1995 and 1994 were $158,513,000, $79,205,000, and
$29,884,000, respectively. The Bank realized $1,116,000, $374,000, and
$386,000 in gains and $585,000, $87,000, and $83,000 in losses on those sales during 1996, 1995 and 1994, respectively.

     During October, 1995, FASB issued a report entitled A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities, Questions and Answers that allowed companies a one-time reassessment and related reclassification from the held to maturity category to the available for sale category without adverse accounting consequences for the remainder of the held to maturity portfolio. During December, 1995, InterWest elected to take advantage of this opportunity and reclassified $198,523,000 of its mortgaged backed and related securities held to maturity into the available for sale portfolio. This transfer allowed InterWest to sell $89,400,000 of mortgage-backed and related securities previously classified as held to maturity at a net gain of $211,000. As permitted under SFAS No. 115, upon acquisition of Central Bancorporation and subsequent restructuring of Central's investment portfolio, $6,591,000 of mortgage-backed and related securities classified as held to maturity have been transferred to the available for sale portfolio.

p 38                                                InterWest Bancorp, Inc.

Note 4 Investment Securities Held to Maturity

The amortized cost and estimated fair value of investments securities held to maturity by contractual maturity are summarized as follows:

                               Gross          Gross     Estimated
                           Amortized   Unrealized     Unrealized       Fair
                                Cost        Gains         Losses      Value
------------------------------------------------------------------------------
Dollars in thousands

September 30, 1996
  U.S. Government agencies
    and corporations:
     Due in one year
       through five years   $130,304          $11             $6    $130,309
  Obligations of states
    and political
    subdivisions:
     Due in one year or
       less                       80                                      80
     Due in one year
       through five years      2,930           19              8       2,941
     Due after five through
       ten years                 792            1              6         787
                            --------          ---            ---    --------
                               3,802           20             14       3,808
                            --------          ---            ---    --------
                            $134,106          $31            $20    $134,117
                            ========          ===            ===    ========

September 30,1995
  U.S. Government agencies
    and corporations        $ 27,279          $45            $ -    $ 27,324
  Obligations of states
    and political
    subdivisions               5,341           50              4       5,387
                            --------          ---            ---    --------
                            $ 32,620          $95            $ 4    $ 32,711
                            ========          ===            ===    ========

Note 5 Mortgage-Backed and Related Securities Held to Maturity

The amortized cost and estimated fair value of mortgage-backed and related securities held to maturity, by contractual maturity are summarized as follows:

                           Gross        Gross      Estimated
                       Amortized   Unrealized     Unrealized          Fair
                            Cost        Gains         Losses         Value
---------------------------------------------------------------------------
Dollars in thousands

September 30, 1996
  U.S. Government
   agencies and
   corporations:
   Due in one year
    through five years  $    127         $  -         $    4      $    123
   Due after ten years    16,386            -            774        15,612
                        --------         ----         ------      --------
                          16,513            -            778        15,735
                        --------         ----         ------      --------
  Other securities:
    Due after ten years   86,817           17          5,790        81,044
                        --------         ----         ------      --------
                        $103,330         $ 17         $6,568      $ 96,779
                        ========         ====         ======      ========
September 30, 1995
  SBA securities        $  2,235         $ 20         $    1      $  2,254
  U.S. Government
    agencies and
    corporations          23,438           19            564        22,893
  Other securities       272,684          528          6,265       266,947
                        --------         ----         ------      --------
                        $298,357         $567         $6,830      $292,094
                        ========         ====         ======      ========


At September 30, 1996, InterWest had $53,593,000 of securities classified as high-risk securities as per Federal Financial Institutions Examination Council's supervisory guidance for analyzing and classifying mortgage derivative products. The market value of those securities was $48,096,000 and the weighted average yield was 6.05 percent.


p 39                                                InterWest Bancorp, Inc.

Note 6 Loans Receivable, Net and Loans Held for Sale

Loans receivable (originated principally in Washington) consisted of the following at September 30:

                                                           1996      1995
---------------------------------------------------------------------------
Dollars in thousands

Single-family residential                              $  613,220  $552,845
Multi-family residential                                   52,683    51,515
Commercial real estate                                    146,115   118,229
Residential construction                                  151,194   128,544
Commercial non real estate                                 23,580    20,571
Agricultural                                               12,873    13,659
Consumer                                                   54,109    45,996
                                                       ----------  --------
     Total                                             $1,053,774  $931,359
                                                       ==========  ========
Less:
     Undisbursed loan proceeds                             60,187    38,305
     Allowance for losses on loans                          8,074     6,078
     Deferred loan fees and discounts                       9,542     8,886
                                                       ----------  --------
                                                       $  975,971  $878,090
                                                       ==========  ========

     InterWest serviced loans, owned in whole or in part by others, of $249,251,000 and $242,425,000 at September 30, 1996 and 1995, respectively.

     At September 30, 1996, InterWest had $115,607,000 in real estate loan commitments outstanding. Non-accrual loans totaled $3,165,000 and $2,373,000 at September 30, 1996 and 1995, respectively. If interest on these loans had been recognized, such income would have been $150,000 and $118,000 for the years ended September 30, 1996 and 1995, respectively.

     The following is a summary of loans considered to be impaired in accordance with SFAS No. 114 and the related interest income as of and for the year ended September 30, 1996:

----------------------------------------------------------------------------
Dollars in thousands

Recorded investment in impaired loans not requiring an allowance
     for losses on loans in accordance with SFAS No. 114            $4,564
Recorded investment in impaired loans requiring an allowance for
     losses on loans in accordance with SFAS No. 114                   495
                                                                    ------
Total recorded investment in impaired loans                         $5,059
                                                                    ======

Average recorded investment in impaired loans                       $5,485
Interest income recognized on impaired loans                        $  444
                                                                    ------

All impaired loans were evaluated for impairment based on the fair value of the collateral as all impaired loans are collateral dependent. The allowance for losses on loans on impaired loans as measured in accordance with SFAS No. 114 was $115,000 at September 30, 1996.

p 40                                                InterWest Bancorp, Inc.

     InterWest originates both fixed and adjustable interest rate loans. At September 30, 1996, the composition of these loans was as follows:

Fixed Rate                                Adjustable Rate

Term to                                   Term to
Maturity                Book Value        Rate Adjustment         Book Value
-----------------------------------------------------------------------------
Dollars in thousands                      Dollars in thousands

Less than one year      $ 23,945          Less than one year       $547,082
One to five years         71,694          One to five years          64,229
Over five years          345,544          Over five years             1,280
                        --------                                   --------
     Total              $441,183               Total               $612,591
                        ========                                   ========

     The adjustable rate loans have interest rate adjustment limitations and are generally indexed to InterWest's internal cost of funds, Federal Cost of Funds Index, One Year Constant Maturity Index or the 11th District Cost of Funds. Future market factors may affect the correlation of the interest rate adjustment with the rates InterWest pays on the short-term deposits that primarily have been utilized to fund these loans.

Note 7 Allowance for Losses on Loans

The activity in the allowance for losses on loans for the year ended September 30 is summarized as follows:

                                         1996      1995      1994
------------------------------------------------------------------
Dollars in thousands

Balance, beginning of year              $6,078    $5,663    $4,444
     Provision for losses on loans       1,060       720       900
     Provision pursuant to acquisition     900         -         -
     Provision acquired                      -         -       393
     Recoveries                            396       300       252
     Write-offs                           (360)     (605)     (326)
                                        ------    ------    ------
Balance, end of year                    $8,074    $6,078    $5,663
                                        ======    ======    ======


Note 8 Accrued Interest Receivable

Accrued interest receivable at September 30 is summarized as follows:

                                                   1996      1995
------------------------------------------------------------------
Dollars in thousands

Investment securities                             $2,695    $1,175
Mortgage-backed and related securities             3,231     2,979
Loans receivable                                   6,650     5,190
                                                 -------    ------
                                                 $12,576    $9,344
                                                 =======    ======


p 41                                                InterWest Bancorp, Inc.

NOTE 9 Real Estate Held for Sale and for Development

Real estate held for sale and development at September 30 is summarized as follows:
                                                   1996      1995
------------------------------------------------------------------
Dollars in thousands

Real estate owned through foreclosure             $6,053    $5,178
Real estate held for development                   4,915     2,969
Allowance for losses on real estate
  held for sale and for development                    -    (1,000)
                                                 -------    ------
                                                 $10,968    $7,147
                                                 =======    ======


Note 10 Allowance for Losses on Real Estate Held for Sale and for Development

The activity in the allowance for losses on real estate held for sale and for development for the year ended September 30, is summarized as follows:

                                         1996      1995      1994
------------------------------------------------------------------
Dollars in thousands

Balance, beginning of year              $1,000   $  750      $530
     Provision (benefit) for losses
       on real estate held for sale
       and for development              (1,000)     250       285
     Write-offs                              -        -       (65)
                                        ------   ------      ----
Balance, end of year                    $    -   $1,000      $750
                                        ======   ======      ====

The allowance for losses on real estate held for sale and for development provides for inherent losses that may result from unforeseen market changes in the real estate portfolio and declines in estimated fair values of properties subsequent to their initial transfer to real estate held for sale.

Note 11 Premises and Equipment, Net

Premises and equipment consist of the following at September 30:

                                                   1996      1995
------------------------------------------------------------------
Dollars in thousands

Buildings                                        $25,558   $23,736
Furniture and equipment                           15,389    12,854
                                                 -------   -------
                                                  40,947    36,590
Less accumulated depreciation                    (14,461)  (13,767)
                                                 -------   -------
                                                  26,486    22,823
Land                                               7,870     6,794
                                                 -------   -------
                                                 $34,356   $29,617
                                                 =======   =======


Depreciation expense for 1996, 1995 and 1994 was $2,070,000, $1,711,000 and
$1,613,000, respectively.

p 42                                                InterWest Bancorp, Inc.

Note 12 Customer Deposits

Customer deposits consist of the following at September 30:

                                             Weighted
                                      Average Rate at
                                   September 30, 1996         1996     1995
-----------------------------------------------------------------------------
Dollars in thousands

Demand and NOW accounts, including
   non-interest-bearing
   deposits of $57,580 and $47,190            0.85%    $  156,852 $  147,655
Money market accounts                         3.38        112,614    100,053
Passbook accounts                             2.10        100,002    101,877
                                              ----     ----------  ---------
                                              1.95        369,468    349,585
                                              ----     ----------  ---------
Certificates:
     Due within one year                                  551,237    362,811
     After one year but within two years                  134,464    131,011
     After two years but within three years                44,295    140,502
     After three years but within four years               12,115      5,466
     After four years but within five years                 6,999     37,091
     After five years                                       2,165     13,844
                                              ----     ----------  ---------
Total certificates                            5.56        751,275    690,725
                                              ----     ----------  ---------
Total customer deposits                       4.37%    $1,120,743 $1,040,310
                                              ====     ========== ==========


     Customer deposits at September 30, 1996 and 1995, include $71,390,000 and $73,172,000, respectively, in public fund deposits. FNMA Participation Certificates with a book value of $8,966,000 and $9,094,000 were pledged as collateral on these deposits at September 30, 1996 and 1995, respectively, which exceeds the minimum collateral requirements established by the Washington Public Deposit Protection Commission.

     Certificates greater than or equal to $100,000 included in the above amounts totaled $201,734,000 and $181,583,000 at September 30, 1996 and 1995,
respectively. Deposit interest expense by type for the year ended September 30 was as follows:

                                                 1996      1995      1994
-----------------------------------------------------------------------------
Dollars in thousands

Other certificates                              $29,096   $26,755   $19,250
Certificates greater than or equal to $100,000   10,790    10,492     5,698
Money market accounts                             3,854     3,398     2,308
Passbook accounts                                 2,559     3,276     3,576
Demand and NOW Accounts                           1,867     2,031     2,050
                                                -------   -------   -------
                                                $48,166   $45,952   $32,882
                                                =======   =======   =======

Note 13 Federal Home Loan Bank Advances

At September 30, FHLB advances were scheduled to mature as follows:

                                1996                        1995
                       Amount    Interest Rates    Amount    Interest Rates
-----------------------------------------------------------------------------
Dollars in thousands

Within one year      $250,250     4.56% - 5.95%  $150,000     4.37% - 8.63%
One to two years       49,802     4.36% - 6.27%    40,250     4.81% - 6.45%
Two to three years     22,753     5.36% - 5.53%    56,052     4.35% - 6.32%
Three to four years    14,034             4.68%     3,753             5.36%
Four to five years          -                -     18,201             4.68%
                     --------     ------------   --------     ------------
     Total           $336,839                -   $268,256                -
                     ========     ============   ========     ============


p 43                                                InterWest Bancorp, Inc.

     As provided for in the Advances, Security, and Deposit Agreement with the FHLB, advances are collateralized by all FHLB stock owned by InterWest, deposits with the FHLB and certain mortgages or deeds of trust securing such properties. As a member of the FHLB of Seattle, InterWest currently has a credit line of 40 percent of the total assets of InterWest, subject to collateralization requirements. As of September 30, 1996, the minimum book value of eligible collateral pledged for these borrowings was $403,607,000.

     The maximum and average outstanding and weighted average interest rates on advances from the FHLB were as follows during the year ended September 30:

                                                     1996          1995
--------------------------------------------------------------------------
Dollars in thousands

Maximum outstanding at any month end                $378,499     $268,256
Average outstanding                                 $310,897     $190,944
Weighted average interest rates:
     Annual                                             5.52%        5.23%
     End of year                                        5.50%        5.61%
                                                        ====         ====


Note 14 Securities Sold Under Agreements to Repurchase

InterWest has sold certain securities of the U.S. Government and its agencies and other approved investments under agreements to repurchase to a broker/dealer. The securities underlying the agreements are delivered directly to the broker who arranged the transaction. The dealer may loan such securities to other parties in the normal course of operations. The carrying value of the securities sold was $136,310,000 with a fair value of $133,159,000 at September 30, 1996.

     At September 30, securities under agreements to repurchase were scheduled to mature as follows:
                                1996                          1995
                       Amount    Interest Rates      Amount    Interest Rates
-----------------------------------------------------------------------------
Dollars in thousands

Within one year       $ 80,835    5.40 - 5.45%       $40,734    5.53 - 5.85%
One to two years        39,110           5.42%             -              -
                      --------    -----------        -------    -----------
     Total            $119,945              -        $40,734              -
                      ========    ===========        =======    ===========

     The maximum and average outstanding and weighted average interest rates on securities sold under agreements to repurchase were as follows during the year ended September 30:

                                                    1996          1995
----------------------------------------------------------------------------
Dollars in thousands

Maximum outstanding at any month end               $119,945     $41,090
Average outstanding                                 $56,285     $26,434
Weighted average interest rates
     Annual                                            5.67%       5.94%
     End of year                                       5.45%       5.84%
                                                       ====        ====


Note 15 SAIF Assessment

The deposits of InterWest Bank are insured through the Savings Association Insurance Fund (SAIF). The deposits of Central Washington Bank are insured through the Bank Insurance Fund (BIF). Assessment rates are calculated to keep the respective insurance funds capitalized at 1.25 percent of estimated insured deposits. Since the BIF has reached the required reserve ratio, under the current assessment rate schedule, Central Washington Bank deposits are assessed the statutory annual minimum of $2,000. In contrast, because the SAIF is undercapitalized, the assessment rate schedule for InterWest Bank deposits has been 0.23 percent of SAIF insured deposits per annum. To mitigate the effect of the disparity between the BIF and SAIF, a one-time special assessment of 0.657 percent of SAIF deposits has been enacted into law. The special assessment is calculated based on March 31, 1995, SAIF deposits and has resulted in a $5,523,000 expense to InterWest Bank.

p 45                                                InterWest Bancorp, Inc.

Also, under the new law SAIF premiums will lower to .064 percent and BIF premiums will rise to .013 percent effective in January 1997. The new law aims to merge the two funds in January, 2000 when premiums are anticipated to be
 .024 percent for all insured deposits.

Note 16 Special Charges

Primarily in connection with the Central merger, InterWest incurred special charges totaling $3,105,000 in 1996. These charges primarily represent the data processing conversion, including write-off of Central data processing equipment, deferred compensation, severance pay agreements, and professional service fees. Branch network integration and consolidation, including the consolidation of overlapping branches and the consolidation of administrative services, occurred during September, 1996. The following summarizes special charges incurred during the year ended September 30, 1996:

-----------------------------------------------------------------------------
Dollars in thousands

Professional services                                       $940
Deferred compensation                                        537
Data processing                                              581
Severance                                                    669
Other                                                        378
                                                          ------
Total special charges                                     $3,105
                                                          ======


Note 17 Federal Income Taxes

InterWest Bank is qualified under a provision of the Internal Revenue Code to deduct from taxable income an allowance for bad debts based on a percentage of taxable income before such deduction or based on the experience method. The percentage bad debt deduction available was 8 percent for the years ended September 1996, 1995 and 1994.

     InterWest Bank is required to maintain 60 percent in qualifying assets in order to use the percentage of taxable income method, and to avoid recapture of all or a portion of its existing tax basis bad debt reserves. The cumulative amount of bad debt deductions constitutes a restriction of InterWest's retained earnings. If any portion of this amount is subsequently used for purposes other than to absorb loan losses, the amount will be subject to federal income taxes at the then prevailing corporate tax rate. It is not contemplated that such retained earnings will be used in any manner that would create a federal income tax liability and, therefore, no provision has been made for possible federal income taxes. The cumulative amount of bad debt deductions at September 30, 1996 and 1995, totaled $16,170,000 and $14,206,000 respectively. Current taxes receivable were $2,910,000 and $794,000 at September 30, 1996 and 1995, respectively.

     A reconciliation of the tax provision based on the statutory corporate tax rate on pre-tax income and the provision shown in the accompanying consolidated statements of income for the year ended September 30 is as follows:
                                          1996          1995         1994
----------------------------------------------------------------------------
Dollars in thousands

Federal income taxes at statutory rates  $6,607        $7,598       $7,261
Tax credit                                  (35)         (100)           -
Tax exempt interest                         (93)          (82)         (74)
Other, net                                 (371)          (69)          93
                                         ------        ------       ------
                                         $6,108        $7,347       $7,280
                                         ======        ======       ======
Current tax expense                       5,817         5,499        6,319
Deferred tax expense                        291         1,848          961
                                         ------        ------       ------
                                         $6,108        $7,347       $7,280
                                         ======        ======       ======

p 45                                                InterWest Bancorp, Inc.

Deferred income taxes are provided for differences in the reporting of income for financial statement and income tax purposes. Deferred income tax expense results primarily from the following temporary differences for the year ended September 30:

                                         1996          1995           1994
-----------------------------------------------------------------------------
Dollars in thousands

Loan fees                                $199         $1,404          $447
FHLB stock dividends                     (589)           242           256
General loss reserve                   (1,014)          (308)         (246)
Utilization of percentage method bad
  debt deduction                          915            348           360
Deferred compensation                     174            (26)          (56)
Other, net                                606            188           200
                                         ----         ------          ----
     Total                               $291         $1,848          $961
                                         ====         ======          ====

     At September 30, deferred tax asset (liability) consisted of the following:

                                                   1996           1995
-----------------------------------------------------------------------
Dollars in thousands

Deferred tax asset:
     General loss reserve                        $ 2,825        $ 1,811
     Unrealized loss on securities available
       for sale                                    1,577              -
     Other, net                                        -            338
                                                 -------        -------
                                                   4,402          2,149
Deferred tax liability:
     Loan fees                                    (1,846)        (1,647)
     FHLB stock dividends                         (1,268)        (1,857)
     Depreciation                                 (1,353)        (1,224)
     Unrealized gain on securities available
       for sale                                        -           (424)
     Bad debt tax reserve                         (1,362)          (721)
     Other, net                                     (550)             -
                                                 -------        -------
                                                  (6,379)        (5,873)
                                                 -------        -------
     Total                                       $(1,977)       $(3,724)
                                                 =======        =======

The change in the net deferred tax liability was as follows for the year ended September 30, 1996:

----------------------------------------------------------------------------
Dollars in thousands

Net deferred tax liability, beginning of year                 $3,724
Tax effect of change in unrealized gain (loss) on
  securities available for sale                               (2,001)
Deferred income tax expense                                      291
Adjustment pursuant to merger                                   (37)
                                                              ------
Net deferred tax liability, end of year                       $1,977
                                                              ======

Note 18 Employee Benefits

RETIREMENT AND SAVINGS PLANS

InterWest has a salary deferral 401(k) plan and trust and a debt leveraged money purchase employee stock ownership plan (ESOP) for employees. Employees who are at least 21 years of age and have completed one year (at least 1,000 hours) of service are eligible to participate in the plans.

p 46                                                InterWest Bancorp, Inc.

The ESOP is a noncontributory stock ownership plan. InterWest makes an annual contribution to the plan of 5 percent of all the participants' compensation. On October 31, 1994, the ESOP signed a promissory note from an unrelated third party which provided $912,000 for the purpose of acquiring common stock of InterWest. The outstanding obligation of $312,000 and $712,000 at September 30, 1996 and 1995, respectively, is included in other borrowings in the accompanying Consoli-dated Statements of Financial Condition, with a corresponding reduction of stockholders' equity. Interest on the loan is computed at prime rate or at the ESOP's election at one-month LIBOR, adjusted for InterWest's federal reserve percentage and taxes, plus 2 percent. At September 30, 1996, the rate applicable to this loan was 7.50 percent. Interest paid was $30,000 and $38,000 for the year ended September 30, 1996 and 1995, respectively. The obligation is reduced, and stockholders' equity increased, by the amount of any principal reduction of the debt by the ESOP. Dividends paid on unallocated shares of stock may be used to make payments on the loan. Accordingly, $17,000 and $6,000 of dividends were applied toward loan payments during the years ended September 30, 1996 and 1995, respectively. The loan is repayable in semi-annual installments of $200,000 with the next scheduled payment due on November 30, 1996 and interest is paid monthly. The compensation of the leverage shares is calculated by taking difference between the average fair value of the shares released and the cost of the shares. Shares are released as the principal of the loan is paid down. ESOP shares as of September 30, were as follows:

                                          1996           1995
--------------------------------------------------------------

Leveraged shares                         55,926        72,000
Shares released for allocation           32,150        16,074
                                         ------        ------
Unallocated shares                       23,776        55,926
                                         ======        ======

     The fair value of unallocated shares was $701,392 and $847,279 at September 30, 1996 and 1995, respectively.

     The salary deferral 401(k) plan and trust is a defined contribution plan. The employees can contribute to their deferred contribution accounts on a pre-tax basis the maximum limit under the law. InterWest matches 100 percent of the first 3 percent deferred by each participant.

     Expenses of these plans were $724,000, $658,000 and $589,000 for the years ended September 30, 1996, 1995 and 1994, respectively.

PERFORMANCE BONUS

A performance bonus plan is in effect for certain officers of InterWest and is designated to compensate for performance. Approximately half of the performance bonus is based on quantifiable data, such as return on equity and level of operating expenses. Contributions to the plan are based upon a percentage of the employee's compensation and achievement of performance goals.

     Contributions to the plan were $472,000, $708,000, and $470,000, for the years ended September 30, 1996, 1995, and 1994, respectively.

DEFERRED COMPENSATION PLANS

Central Bancorporation adopted deferred compensation plans for directors and the executive officer of Central. The plans allowed for the deferral of director fees and executive compensation until retirement or termination of the plans. Under the terms of the plans, Central agreed to pay the deferred amount plus interest at retirement over a ten- to fifteen year period. Central purchased insurance policies on the lives of the plan participants as a vehicle to fund the benefits payable under the agreements. In accordance with the terms of the deferred compensation agreement, the total amount of deferred compensation provided by the plans became immediately due to the plan participants upon consummation of the merger between Central and InterWest. Accordingly, an expense of $537,000 has been incurred during 1996 and included as a special charge. Normal expenses for these plans were $92,000 in 1995 and $169,000 in 1994.

STOCK OPTION PLANS

InterWest had two qualified stock option plans which provided for the awarding of stock options to certain officers and employees of InterWest at the discretion of the Board of Directors. The term of the stock options granted was four years and ten years from the granting. The latter plan was approved by the Board of Directors on January 16, 1990. Both plans expired December 31, 1992.

p 47                                                InterWest Bancorp, Inc.

Information with respect to options granted under these plans is as follows:

                                    Average   Currently     Currently
                        Authorized    Price   Exercised   Outstanding  Vested
------------------------------------------------------------------------------

Balance October 1, 1993   184,000     $7.31     114,023      59,648    59,648
     Options exercised          -      6.89      24,846     (24,846)  (24,846)
                          -------     -----     -------     -------   -------
Balance September 30,
  1994                    184,000      7.96     138,869      34,802    34,802
     Options exercised          -      6.99      18,930     (18,930)  (18,930)
     Options rescinded/
       expired                  -      9.13           -        (230)     (230)
                          -------     -----     -------     -------   -------
Balance September 30,
  1995                    184,000      9.13     157,799      15,642    15,642
     Options exercised          -      9.13      15,642     (15,642)  (15,642)
                          -------     -----     -------     -------   -------
Balance September 30,
  1996                    184,000        $-     173,441           -         -

     During January 1993, the stockholders approved the addition of a qualified employee stock option plan (1993 incentive plan) and a non-qualified director stock option plan (1993 non-incentive plan). The awarding of stock options to certain employees at InterWest is at the discretion of the Board of Directors. The term of the options granted is ten years. Substantially all of the options granted under the employees' stock option plan have the following vesting schedule:

One year but less than two years                20%
Two years but less than three years             40%
Three years but less than four years            60%
Four years but less than five years             80%
Over five years                                100%

     Information with respect to options granted under the 1993 incentive plan is as follows:

                                    Average   Currently     Currently
                        Authorized    Price   Exercised   Outstanding  Vested
------------------------------------------------------------------------------

Balance October 1, 1993   644,000    $10.45          -       127,138        -
     Options granted            -     14.50          -        16,200        -
     Options exercised          -     10.38        230          (230)    (230)
     Options rescinded/
       expired                  -     12.06          -        (3,685)    (805)
                          -------    ------      -----       -------   ------
Balance September 30,
  1994                    644,000     10.87        230       139,423   26,693
     Options granted            -     12.00          -        17,000        0
     Options rescinded/
       expired                  -     12.04          -        (8,690)  (4,178)
                          -------    ------      -----       -------   ------
Balance September 30,
  1995                    644,000     10.94        230       147,733   52,815
     Options granted            -     19.56          -        58,200        -
     Options exercised          -     11.67      2,608        (2,608)  (2,608)
     Options rescinded/
       expired                  -     15.42          -        (5,870)  (3,270)
                          -------    ------      -----       -------   ------
Balance September 30,
  1996                    644,000    $13.34      2,838       197,455   80,050
                          =======    ======      =====       =======   ======

     Under the 1993 non-incentive director stock option plan, each director was granted 2,875 options with a term of 10 years. Each director becoming a member of the board subsequent to January 1993, will also be granted 2,875 options with the term limited such that the stock options expire with the expiration of the initially granted options. These options are 100 percent vested at the date of the grant.

p 48                                                InterWest Bancorp, Inc.

     Information with respect to options granted under the 1993 non-incentive director stock option plan is as follows:

                                    Average    Currently    Currently
                        Authorized    Price    Exercised  Outstanding   Vested
------------------------------------------------------------------------------

Balance October 1, 1993    46,000    $10.28           -       20,125   20,125
     Options granted            -     13.00           -        2,875    2,875
     Options rescinded/
       expired                  -     10.68           -       (3,375)  (3,375)
                           ------    ------       -----       ------    ------
Balance September 30,
  1994                     46,000     10.61           -       19,625   19,625
     Options exercised          -     10.28       2,875       (2,875)  (2,875)
                           ------    ------       -----       ------   ------
Balance September 30,
  1995                     46,000     10.67       2,875       16,750   16,750
     Options granted            -     13.00           -        2,125    2,125
     Options exercise           -     10.28       2,875       (2,875)  (2,875)
                           ------    ------       -----       ------   ------
Balance September 30,
  1996                     46,000    $11.05       5,750       16,000   16,000
                           ======    ======       =====       ======   ======


     Under a ten-year option plan there were 103,500 shares authorized, outstanding and vested with an average price of $7.00 in each of the three years in the period ended September 30, 1996.

     Central Bancorporation had stock option plans which have been assumed by InterWest. The number of shares and option prices have been appropriately adjusted to reflect the common stock exchange ratio. In 1986, Central adopted an Incentive Stock Option Plan for officers and key employees. All options granted immediately become exercisable. In 1992, the stockholders of Central approved the 1992 Stock Option Plan, reserving shares of common stock for the granting options to key employees. These options immediately became exercisable upon the consummation of the merger between InterWest and Central. In 1994, the Director's Stock Option Plan was approved, which reserved shares of common stock for the granting of options to directors. All options granted immediately become exercisable.

     Information with respect to options granted under the Central plans is as follows:

                                    Average    Currently    Currently
                        Authorized    Price    Exercised  Outstanding   Vested
------------------------------------------------------------------------------

Balance October 1, 1993   217,140     $5.25      46,684      97,211    83,605
     Options authorized    84,600         -           -           -         -
     Options granted            -     14.18           -      74,025    56,400
     Options exercised          -      3.60      13,093     (13,093)  (13,093)
                          -------     -----      ------     -------   -------
Balance September 30,
  1994                    301,740      9.57      59,777     158,143   128,856
     Options exercised          -      4.03      21,604     (21,604)  (21,604)
                          -------     -----      ------     -------   -------
Balance September 30,
  1995                    301,740     10.45      81,381     136,539   113,959
     Options exercised          -      5.99      35,865     (35,865)  (35,865)
                          -------     -----      ------     -------   -------
Balance September 30,
  1996                    301,740    $12.03     117,246     100,674   100,674
                          =======    ======     =======     =======   =======

p 49                                                InterWest Bancorp, Inc.

     The exercise price of all options granted under these plans is equal to the fair value of InterWest's common stock on the date of the grant. Average exercise price per share, number of shares authorized, available for grant, granted, exercised, outstanding and currently vested reflect the dilutive effect of the stock splits.

Note 19 Regulatory Capital Requirements

InterWest Bancorp, Inc., and its subsidiaries, InterWest Bank and Central Washington Bank are subject to regulatory capital requirements. Regulated by the Federal Deposit Insurance Corporation (FDIC) and the State of Washington Division of Banking, InterWest Bank and Central Washington Bank (collectively the Banks) are required to maintain minimum levels of regulatory capital as a percentage of regulatory assets. The Banks total regulatory capital must equal 8 percent of risk-weighted assets, and one-half of that 8 percent must consist of core capital.

     At September 30, 1996, the Banks had the following regulatory capital ratios calculated in accordance with FDIC standards:

                                InterWest Bank     Central Washington Bank
-----------------------------------------------------------------------------
Tier I leverage capital ratio         6.51%                  7.43%
Risk-based capital ratio             13.04%                 11.27%

     InterWest's management believes that under the current regulations the Banks will continue to meet minimum capital requirements in the foreseeable future. However, events beyond the control of the Banks, such as a downturn in the economy in areas where the Banks have most of their loans, could adversely affect future earnings and, consequently, the ability of the Banks to meet future minimum capital requirements.

     FDIC regulations establish the amount of capital for each of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established categories of institutions. Depending on the Bank's FDICIA category classification, the FDIC may restrict certain activities of the Bank including acceptance of brokered deposits or offering interest rates on deposits that are significantly higher than prevailing interest rates. In general terms, the capital definitions are as follows:

                             FDICIA Category         Total
                                  Risk-Based    Risk-Based           Tier 1
                                     Capital       Capital         Leverage
                                       Ratio         Ratio            Ratio
-----------------------------------------------------------------------------

Well capitalized                       10%              6%               5%
Adequately capitalized                  8%              4%               4%
Undercapitalized                  Below 8%        Below 4%         Below 4%
Significantly undercapitalized    Below 6%        Below 3%         Below 3%
Critically undercapitalized             -               -          2% or less

Total risk-based capital ratio is the ratio of total capital to risk-weighted assets. Tier 1 risk-based capital ratio is the ratio of core capital to risk-weighted assets. Leverage ratio is the ratio of core capital to adjusted total assets. At September 30, 1996, the Bank was in compliance with the well-capitalized capital requirements.

    InterWest had paid annual cash dividends for 13 years. At December 1990, InterWest began paying quarterly dividends which it intends to continue to pay. The amount of future dividends will be based on InterWest's earnings and financial condition and is restricted by federal and state tax laws and by tax considerations related to thrift institutions. Generally, InterWest is precluded from paying dividends on its common stock if its regulatory capital would be reduced to below regulatory capital requirements. InterWest is also restricted by income appropriated to bad debt reserves and deducted for federal income taxes.

Note 20 Interest Rate Risk

InterWest is engaged principally in providing first mortgage loans to individuals and commercial enterprises. At September 30, 1996, a portion of the InterWest's assets earned interest at fixed interest rates. Those assets were funded primarily with short-term liabilities that have interest rates that vary with market rates over time. As a result, InterWest is exposed to interest rate risk because, in a rising rate environment, liabilities will be repricing faster at higher interest rates, thereby reducing the market value of long-term assets and net interest income.

p 50                                                InterWest Bancorp, Inc.

     At September 30, 1996, InterWest had interest-earning assets and interest-bearing liabilities of:

                                    Interest-Earning      Interest-Bearing
                                              Assets           Liabilities
-----------------------------------------------------------------------------
Dollars in thousands

Balance outstanding                    $1,609,115             $1,581,240
Weighted average effective
  interest rate                              8.12%                  4.69%

     InterWest originates loans primarily in the state of Washington. Although InterWest has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the local economy.
Note 21 Disclosures About Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments". The estimated fair value amounts have been determined by InterWest using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data in the development of the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts InterWest could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The following methods and assumptions were used to estimate the fair value of each class of the Bank's financial instruments as of September 30, 1996 and 1995:

CASH AND CASH EQUIVALENTS

The carrying value is a reasonable estimate of the fair value.

MORTGAGE-BACKED AND RELATED SECURITIES, INVESTMENT SECURITIES AND LOANS HELD
   FOR SALE

The fair value of investment securities, mortgage-backed and related securities and loans held for sale are based on quoted market rates and dealer quotes.

LOANS RECEIVABLE

The fair value of fixed rate loans is based upon quoted market prices for similar loans. The fair value for adjustable-rate loans is based on discounted cash flows, using estimated interest rates currently offered for loans of similar characteristics adjusted for pre-payment estimates.

     No adjustment was made to the estimated interest rates for changes in credit of performing loans for which there are no known credit concerns. Management believes that the risk factor embedded in the estimated interest rates, along with the general reserves applicable to the loan portfolio for which there are no known credit concerns, results in a fair valuation of such loans on an entry-value basis.

DEPOSIT LIABILITIES

Under SFAS No. 107, the fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, NOW accounts, money market and passbook accounts, is equal to the amount payable on demand as of September 30, 1996 and September 30, 1995, respectively. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the current average rate for deposits of like maturities of other local thrift institutions.

FHLB ADVANCES AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The fair value of FHLB advances and reverse repurchase agreements are estimated based on the present values using a discount rate equal to the rate currently offered on similar borrowings with similar maturities.

p 51                                                 InterWest Bancorp, Inc.

OTHER

The carrying value of other financial instruments has been determined to be a reasonable estimate of their fair value.

                             September 30, 1996         September 30, 1995
                            Carrying    Estimated      Carrying    Estimated
                              Value     Fair Value       Value     Fair Value
------------------------------------------------------------------------------
Dollars in thousands

Assets

Cash and cash equivalents   $48,501     $48,501         $54,802     $54,802
Investment securities
  available for sale         26,166      26,166          26,336      26,336
Mortgage-backed and
  related securities
  available for sale        341,957     341,957         114,936     114,936
Investment securities
  held to maturity          134,106     134,117          32,620      32,711
Mortgage-backed and
  related securities
  held to maturity          103,330      96,779         298,357     292,094
Loans receivable, net       975,971     977,974         878,090     886,761
FHLB stock                   19,232      19,232          14,510      14,510

Liabilities
Demand and NOW accounts    $156,852    $156,852        $147,655    $147,655
Money market accounts       112,614     112,614         100,053     100,053
Passbook accounts           100,002     100,002         101,877     101,877
Certificates of deposit     751,275     755,214         690,725     693,503
                          ---------   ---------       ---------   ---------
     Total deposits       1,120,743   1,124,682       1,040,310   1,043,088
FHLB advances and other
  borrowings                340,552     338,959         273,437     271,002
Securities sold under
  agreements to
  repurchase                119,945     119,590          40,734      40,734

Off balance sheet loan
  commitments:
    Real estate             115,607     115,607          59,931      59,931
    VISA credit cards        29,834      29,834          26,515      26,515


LIMITATIONS

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 1996 and 1995. Since September 30, 1996 and 1995, amounts have not been comprehensively revalued for purposes of these financial statements and, therefore, current estimates of fair value may differ from the amounts presented herein. Management is not aware of any factors that would significantly affect the estimated fair value amounts.

Note 22 Contingencies

At periodic intervals, the FDIC and the State of Washington, Division of Banking (collectively the regulators), examine InterWest's financial statements as part of their legally prescribed oversight of the thrift and banking industries. Based on their examinations, these regulators may direct that InterWest's financial statements be adjusted in accordance with their findings. A future examination by the regulators could include a review of certain transactions or other amounts reported in InterWest's 1996 financial statements. The regulators have not proposed significant adjustments to InterWest's financial statements in prior years and management is not aware of any basis for any such adjustments for 1996. But, in view of the uncertain regulatory environment in which InterWest operates, the extent, if any, to which a forthcoming examination may ultimately result in regulatory adjustments to the 1996 financial statements cannot presently be determined.

p 52                                                 InterWest Bancorp, Inc.

     In the normal course of business, InterWest has various legal claims and other contingent matters outstanding. Bank management believes that any ultimate liability arising from these actions will not have a material adverse effect on InterWest's financial condition or results of operations. InterWest's banking subsidiaries are required to maintain balances with the Federal Reserve Bank based on a percentage of deposit liabilities. The average required reserve at September 30, 1996 and 1995, was $6,485,000 and $4,650,000, respectively.

Note 23 Condensed Parent Company Financial Information InterWest Bancorp, Inc.

Condensed financial information for InterWest Bancorp, Inc., (parent only) as of and for the years ended September 30, is as follows:

CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                 1996        1995
----------------------------------------------------------------------------
Dollars in thousands

Assets
Cash and cash equivalents                    $    366     $    488
Other assets                                    1,386          907
Equity in net assets of subsidiaries          110,709      107,479
                                             --------     --------
   Total                                     $112,461     $108,874
                                             ========     ========
Liabilities and Stockholders' Equity
Borrowings                                   $      -     $  2,095
Other liabilities                               1,440        1,039
Stockholders' equity                          111,021      105,740
                                             --------     --------
   Total                                     $112,461     $108,874
                                             ========     ========

CONDENSED STATEMENT OF INCOME


                                                 1996        1995
----------------------------------------------------------------------------
Dollars in thousands

Dividends received from subsidiaries           $7,213       $1,860
                                             --------     --------
Interest expense                                  140          219
Operating expenses                              1,364          751
                                             --------     --------
   Total expenses                               1,504          970
                                             --------     --------
Net income before federal income taxes
  and equity in undistributed net income
  from subsidiaries                             5,709          890
Federal income tax benefit                       (404)        (391)
                                             --------     --------
Net income before equity in undistributed
  net income from subsidiaries                  6,113        1,281
                                             --------     --------
Equity in undistributed net income from
  subsidiaries                                  6,658       13,081
                                             --------     --------
Net income                                    $12,771      $14,362
                                             ========     ========


p 53                                                 InterWest Bancorp, Inc.

STATEMENTS OF CASH FLOWS

                                                 1996        1995
----------------------------------------------------------------------------
Dollars in thousands

Cash flows from operating activities:
  Net income                                 $ 12,771     $ 14,362
                                             --------     --------
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Equity in net income from subsidiaries    (13,871)     (14,941)
    Dividends received from subsidiaries        7,213        1,860
    Change in other assets and liabilities       (130)         504
    Pooling accounting adjustment                (361)           -
                                             --------     --------
  Net cash provided by operating activities     5,622        1,785
Cash flows from financing activities:
  Payment of dividends                         (3,667)        (602)
  Purchase of treasury stock                        -         (289)
  Net change in borrowings                     (2,095)        (598)
  Proceeds from exercise of stock options         418          127
  Repayment of ESOP loan                         (400)           -
                                             --------     --------
    Net cash used by financing activities      (5,744)      (1,362)
                                             --------     --------
Net cash flows                                   (122)         423
Cash at beginning of year                         488           65
                                             --------     --------
Cash at end of year                          $    366     $    488
                                             ========     ========

     InterWest Bancorp, Inc., was formed as a holding company on July 28, 1995. Information includes Central Bancorporation which was formed as a holding company on July 1, 1983.

Note 24 Business Combinations

On August 31, 1996, InterWest merged with Central Bancorporation, of Wenatchee, Washington ("Central"), the holding company of Central Washington Bank. Under the terms of this transaction, Central merged into InterWest. At the merger date, Central had 10 offices located in central Washington and total assets of $206,093,000, including total loans of $132,157,000, total customer deposits of $181,952,000, and stockholders' equity of $17,109,000. Each share of Central common stock has been exchanged for 1.41 shares of InterWest common stock. The total number of shares issued was 1,431,594. The merger has been treated as a pooling-of-interests for accounting purposes. In accordance with generally accepted accounting principles, prior period financial statements have been restated as if the companies had been combined.
    The following pro forma information represents the results of operations of InterWest and Central for the eleven-month period ending August 31, 1996, and the years ending September 30, 1995 and 1994, on an individual as well as a combined basis. The pro forma results do not necessarily indicate the actual results that would have been obtained, nor are they necessarily indicative of the future operations of the combined companies. The unaudited pro forma statements of income were as follows:

p 54                                                InterWest Bancorp, Inc.

                                       InterWest     Central     Combined
----------------------------------------------------------------------------
Dollars in thousands

Eleven-month period ended August
  31, 1996
    Interest income                     $94,936      $14,708     $109,644
    Interest expense                     56,958        5,802       62,760
    Net interest income                  37,018        8,906       45,924
    Net income                          $13,336      $ 2,570     $ 15,906
                                        =======      =======     ========

Year ended September 30, 1995
    Interest income                     $84,675      $15,589     $100,264
    Interest expense                     51,746        6,180       57,926
    Net interest income                  32,329        9,289       41,618
    Net income                          $11,807      $ 2,555     $ 14,362
                                        =======      =======     ========

Year ended September 30, 1994
    Interest income                     $69,821      $12,449     $ 82,270
    Interest expense                     36,351        4,334       40,685
    Net interest income                  32,570        8,115       40,685
    Net income                          $11,702      $ 1,765     $ 13,467
                                        =======      =======     ========

The unaudited pro forma statement of stockholders' equity for Central for the eleven-month period ended August 31, 1996 is as follows:

                                                         Unrealized
                                                        Gain (Loss)
                                                       on Securities
                           Common  Paid in   Retained    Available
                           Stock   Capital   Earnings    for Sale    Total
------------------------------------------------------------------------------
Dollars in thousands

Balance, October 1, 1995    $286   $4,083    $11,459      $ 25      $15,853
  Net income                                   2,570                  2,570
  Dividends, $0.57 per
    share                                       (812)                  (812)
  Exercise of stock
    options                            15                                15
  Unrealized loss on
    securities available
    for sale                                               (44)         (44)
                            ----   ------    -------      ----      -------
Balance, August 31, 1996    $286   $4,098    $13,217      $(19)     $17,582
                            ====   ======    =======      ====      =======

The unaudited pro forma statement of stockholders' equity for InterWest for the eleven month period ended August 31, 1996 is as follows:

                                          Unrealized
                                          Gain (Loss)
                                             on
                                          Securities
                                          Available   Debt
                Common  Paid in  Retained    for       to   Treasury
                Stock   Capital  Earnings    Sale     ESOP   Stock     Total
------------------------------------------------------------------------------
Dollars in
thousands

Balance,
 October 1,
 1995            $1,295  $14,505  $74,325     $763   $(712)  $(289)  $89,887
 Net income                        13,336                             13,336
 Dividends,
  $0.35 per
  share                            (2,272)                            (2,272)
 Exercised
  stock
  options             4      185                                         189
 Unrealized
  loss on
  securities
  available
  for sale                                  (3,124)                   (3,124)
 ESOP loan
  repayment                                            400               400
                 ------  -------  -------  -------   -----   -----   -------
Balance,
 August 31,
 1996            $1,299  $14,690  $85,389  $(2,361)  $(312)  $(289)  $98,416
                 ======  =======  =======  =======   =====   =====   =======

p 55                                                 InterWest Bancorp, Inc.

     The prior year financial statements have been restated to conform Central's December 31 fiscal year end with InterWest's September 30 fiscal year end. In accordance with generally accepted accounting principles, Central's interest income of $4,033,000, net interest income of $2,413,000 and net income of $473,000 for the period from October 1, 1995 to December 31, 1995 has been included in the consolidated statements of income for both of the years ended September 30, 1996 and 1995. This amount is included as a deduction from retained earnings in the statement of stockholders' equity for the year ended September 30, 1996.

     On April 30, 1994, Central Bancorporation completed the cash purchase of 100 percent of the common stock of First Bank Washington, a wholly owned subsidiary of FBS Washington Bancorporation and First Bank System, Inc. The purchase price, including acquisition costs of $4,119,000 was financed with a combination of cash and by a $3,000,000 note payable to an unaffiliated lender. The purchase price was determined based on the fair value of First Bank Washington's assets of $52,709,000 less the fair value of liabilities assumed of $48,590,000. The acquisition was accounted for as a purchase for accounting purposes, and operations of the acquired bank are included in the financial statements from May 1, 1994, onward. As of May 1, 1994, the name First Bank Washington was changed to North Central Washington Bank. As of August 29, 1996, North Central Washington Bank was merged into Central Washington Bank.

Note 25 Selected Quarterly Financial Data (Unaudited)

The merger between InterWest and Central was completed August 31, 1996 and was accounted for as a pooling-of-interests accordingly, quarterly financial data for the year ended September 30, 1995 and the first three quarters of the year ended September 30, 1996 has been restated as if the companies were combined.

                                    Fourth    Third     Second    First
                                   Quarter   Quarter   Quarter   Quarter
------------------------------------------------------------------------------
Dollars in thousands except per share data

Year ended September 30, 1996
  Interest income                  $32,182   $30,404   $29,609   $28,718
  Interest expense                  18,221    16,897    16,766    16,924
  Net interest income before
    provision for losses on loans   13,961    13,507    12,843    11,794
  Provision for losses on loans      1,200       210       300       250
  Net interest income after
    provision for losses on loans   12,761    13,297    12,543    11,544
  Other operating income             3,340     3,185     3,793     2,235
  Other operating expense           17,343     9,200     9,482     7,794
  Income (loss) before federal
    income taxes                    (1,242)    7,282     6,854     5,985
 Federal income tax expense(benefit)  (814)    2,473     2,332     2,117
  Net income (loss)                $  (428)  $ 4,809   $ 4,522   $ 3,868
                                   =======   =======   =======   =======
  Net income (loss) per share      $ (0.05)  $  0.60   $  0.56   $  0.48
                                   =======   =======   =======   =======

Year ended September 30, 1995
  Interest income                   27,591    24,839    24,186    23,648
  Interest expense                  16,370    14,649    14,088    12,820
  Net interest income before
    provision for losses on loans   11,221    10,190    10,098    10,828
  Provision for losses on loans        150       270       150       150
  Net interest income after
    provision for losses on loans   11,071     9,920     9,948    10,678
  Other operating income             2,305     2,431     3,643     1,614
  Other operating expense            7,678     7,028     8,048     7,148
  Income before federal
    income taxes                     5,698     5,323     5,543     5,144
  Federal income tax expense         1,999     1,781     1,909     1,658
  Net income                       $ 3,699   $ 3,542   $ 3,634   $ 3,486
                                   =======   =======   =======   =======

Net income per share               $  0.46   $  0.45   $  0.45   $  0.44
                                   =======   =======   =======   =======
p 56                                                 InterWest Bancorp, Inc.

INTERWEST BANK VICE-PRESIDENTS            STOCK INFORMATION

Charles R. Brecht, Regional Manager       InterWest's common stock trades
Marla Chase, Transaction Services         on The Nasdaq Stock Market
Chandler P. Dalbey, Human Resources       under the symbol "IWBK". As of
Steve W. Doty, Underwriting and Whole-    September 30, 1996, there were
  sale Lending                            7,918,074 shares of common stock
Richard J. Engom, Income Lending          outstanding held by approximately
Sharon A. Exley, Loan Administration      5,500 stockholders.
Keith A. Fakkema, Branch Manager             Set forth below are the high
Robert W. Jennings, Regional Manager      and low sales prices as reported
Steven M. Mong, Residential Lending       on The Nasdaq Stock Market and
  Operations                              the dividends declared on common
Larry Morse, Chief Appraiser              stock for each quarter.
G.C. Piercy, Director of Marketing and
  Sales                                   Sales Price  High   Low  Dividends
Deborah L. Potter, Operations             ------------------------------------
Marc A. Rasmussen, Regional Manager       1996 Fiscal Year
Jonathan N. Rice, Regional Manager
Susan B. Riney, Retail Deposit Services   First Qtr.  $20.37 $15.25 $0.100
Joseph E. Riordan, Finance                Second Qtr.  21.87  19.62  0.120
Scott W. Southwick, Business Lending      Third Qtr.   25.12  21.37  0.130
Joseph D. Stella, Real Estate Owned       Fourth Qtr.  29.87  24.00  0.130
Carla F. Tucker, Controller                           ====== ====== ======
Leslie Welch, Internal Audit
                                          1995 Fiscal  Year

CORPORATE HEADQUARTERS                    First Qtr.  $14.50 $12.38 $0.075
                                          Second Qtr.  14.75  12.00  0.075
InterWest Bancorp, Inc.                   Third Qtr.   14.37  12.75  0.080
275 Southeast Pioneer Way                 Fourth Qtr.  16.00  15.19  0.090
Oak Harbor, WA 98277                                  ====== ====== ======
360.679.4181

CORPORATE PROFILE                         FINANCIAL INFORMATION

InterWest Bancorp, Inc., is a Washington  A copy of the Form 10-K as filed
State charteredbank holding company       with the Securities and Exchange
headquartered in Oak Harbor, Washington.  Commission will be furnished
InterWest Bancorp, Inc., is a holding     without charge to stockholders
company for InterWest Bank and Central    upon written request to Corporate
Washington Bank. The Bank operates 37     Secretary, InterWest Bancorp, Inc.,
offices throughout western and central    275 Southeast Pioneer Way, Oak
Washington state. InterWest believes in   Harbor, Washington, 98277.
offering its customers highly personal-
ized service. As an extension of this     STOCKHOLDERS INQUIRIES
philosophy, the Bank also provides a
wide array of products and services,      ChaseMellon Shareholder Services,
specializing in home mortgages. Invest-   L.L.C., stock transfer agent for
ments are available through InterWest     InterWest Bancorp, Inc., stock,
Financial Services Inc., and insurance    maintains shareholder records and
products are provided by InterWest        can assist you with address changes,
Insurance Agency Inc., subsidiaries of    corrections in Social Security or
InterWest Bank.                           tax identification numbers and
                                          reissuance of stock certificates. If
ANNUAL MEETING OF STOCKHOLDERS            you need assistance please contact
                                          the stock transfer agent at the
The 1997 annual meeting of stockholders   below.
address and/or phone number listed will
be held at 2:00pm on Tuesday, January     INDEPENDENT AUDITORS
21, 1997 at the Elks Club, 155 NE Ernst
Street, Oak Harbor, Washington. All       Ernest & Young LLP
stockholders are cordially invited to     999 Third Avenue
attend.                                   Suite 3500
                                          Seattle, WA 98104

                                          STOCK TRANSFER AGENT

                                          ChaseMellon Shareholder
                                          Services, L.L.C.
                                          50 California Street
                                          10th Floor
                                          San Francisco, CA 94111
                                          1.800.356.2017

p 57                                                InterWest Bancorp, Inc.

INTERWEST OFFICE LOCATIONS


                [map is depicted in a sphere and shows
         the location of its offices, listed below, around the
        cities of Bellingham, Oak Harbor, Port Angeles, Everett,
             Chelan, Seattle, Wenatchee, Tacoma and Olympia]

 InterWest Bank                    12. Freeland
     1. Anacortes                  13. Friday Harbor
     2. Bellingham                 14. Kent
     3. Brewster                   15. Lakewood
     4. Burien                     16. Leavenworth
     5. Cashmere                   17. Lynden
     6. Chelan                     18. Lynnwood
     7. Clinton                    19. Manson
     8. Coupeville                 20. Marysville
     9. East Wenatchee (2)         21. Mercer Island
    10. Everett                    22. Mount Vernon
    11. Ferndale                   23. Oak Harbor (2)



    24. Omak                       InterWest Insurance
    25. Oroville                   Agency, Inc.
    26. Port Angeles               36. Oak Harbor
    27. Port Townsend
    28. Poulsbo                    InterWest Financial
    29. Redmond                    Services, Inc.
    30. Sedro-Woolley              37. Anacortes
    31. Sequim                     38. Burien
    32. Silverdale                 39. Oak Harbor
    33. Stanwood                   40. Omak
    34. Tonasket                   41. Sequim
    35. Wenatchee                  42. Stanwood
                                   43. Tacoma
                                   44. Wenatchee

p.58                                                    InterWest Bancorp

Design: Spangler Associates Inc.   Portrait Photography:
David Perry   * 1996 InterWest Bancorp, Inc.

                                   Exhibit 21

                         Subsidiaries of the Registrant





Parent
------

InterWest Bancorp, Inc.


                                                        Jurisdiction or
                                        Percentage         State of
Subsidiaries (a)                       of Ownership     Incorporation
----------------                       ------------     ---------------

InterWest Bank                              100%           Washington

Central Washington Bank (b)                 100%           Washington

InterWest Financial Services, Inc. (c)      100%           Washington

InterWest Insurance Agency, Inc. (d)         70%           Washington

InterWest Properties, Inc. (c)              100%           Washington

I & B, Inc. (d)                              90%           Washington

Island Beach of Washington, Inc.
  and Beach Club (c)                        100%           Washington

Islander Resort (e)                         100%           Florida
CI Resorts Equity Corp. (c)                 100%           Washington

Cornerstone Northwest Mortgage, Inc. (c)    100%           Washington

-------------
(a) The operation of the Corporation's wholly owned subsidiaries are included in the Corporation's Financial Statements contained in the Annual Report attached hereto as Exhibit 13.

(b) Subsequent to September 30, 1996, Central Washington Bank was merged into InterWest Bank.

(c)   Wholly-owned subsidiary of InterWest Bank.

(d)   Interest owned by InterWest Bank.

(e)   Wholly-owned by Island Beach of Washington, Inc. and Beach Club.

                                  Exhibit 23.1

                               Consent of Auditors


                         Consent of Independent Auditors


We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-99742) pertaining to the 1984 Stock Option Plan, the 1993 Incentive Stock Option Plan, and the Non-Incentive Stock Option Plan for Outside Directors and in the Registration Statement (Form S-8 No. 333-13191) pertaining to the Central Bancorporation 1992 Employee Stock Option Plan and the Central Bancorporation Director Stock Option Plan of InterWest Bancorp, Inc., of our report dated November 7, 1996, with respect to the consolidated financial statements of InterWest Bancorp, Inc. and subsidiaries incorporated by reference in the Annual Report on Form 10-K for the year ended September 30, 1996.

/s/Ernst1 & Young LLP

Seattle, Washington
December 26, 1996

                                  Exhibit 23.2

                           Consent of Former Auditors

Deloitte &
 Touche LLP
-----------         ----------------------------------------------------------
                    700 Fifth Avenue, Suite 4500    Telephone:  (206) 292-1800
                    Seattle, Washington 98104-5044  Facsimile:  (206) 343-7809




INDEPENDENT AUDITORS' CONSENT


Board of Directors
Interwest Bancorp, Inc.
Oak Harbor, Washington

We consent to the incorporation by reference in the Registration Statement of Interwest Bancorp, Inc. on Form S-8 of our report dated October 28, 1994, for Interwest Savings Bank and subsidiaries, appearing in the Annual Report on Form 10-K of Interwest Bancorp, Inc. for the year ended September 30, 1996.

/s/Deloitte & Touche LLP
December 26, 1996
























---------------
Deloitte Touche
Tohmatsu
International
---------------

                                  Exhibit 23.3

                           Consent of Former Auditors

Deloitte &
 Touche LLP
-----------         ----------------------------------------------------------
                    700 Fifth Avenue, Suite 4500    Telephone:  (206) 292-1800
                    Seattle, Washington 98104-5044  Facsimile:  (206) 343-7809




INDEPENDENT AUDITORS' CONSENT


Board of Directors
Interwest Bancorp, Inc.
Oak Harbor, Washington

We consent to the incorporation by reference in the Registration Statement of Interwest Bancorp, Inc. on Form S-8 of our report dated January 19, 1996, for Central Bancorporation and subsidiaries, appearing in the Annual Report on Form 10-K of Interwest Bancorp, Inc. for the year ended September 30, 1996.

/s/Deloitte & Touche LLP
December 26, 1996



















---------------
Deloitte Touche
Tohmatsu
International
---------------

                                     Exhibit 23.4

                                CONSENT OF INDEPENDENT

                             CERTIFIED PUBLIC ACCOUNTANTS
------------------------------------------------------------------------------

The Board of Directors
InterWest Bancorp, Inc.:

We consent to incorporation by reference in the registration statements (Nos. 33-99742 and 33-13191) of our report dated January 20, 1995, relating to the Central Bancorporation and subsidiaries consolidated statement of operations for the year ended December 31, 1994, which report appears in the September 30, 1996 Annual Report on Form 10-K of InterWest Bancorp, Inc.





 /s/  KPMG Peat Marwick LLP

Seattle, Washington
December 27, 1996

                                   Exhibit 99.1

                       Prior Independent Auditors' Report


Deloitte &
 Touche LLP
-----------         ----------------------------------------------------------
                    700 Fifth Avenue, Suite 4500    Telephone:  (206) 292-1800
                    Seattle, Washington 98104-5044  Facsimile:  (206) 343-7809




INDEPENDENT AUDITORS' REPORT


Board of Directors
InterWest Savings Bank
Oak Harbor, Washington

We have audited the consolidated statements of income, stockholders' equity, and cash flows of InterWest Savings Bank and subsidiaries (the Bank) for the year ended September 30, 1994 (not presented separately herein). These consolidated financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations of the Bank and its cash flows for the year ended September 30, 1994, in conformity with generally accepted accounting principles.

As discussed in Note 1, the consolidated financial statements include the effect of the Bank's adoption of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, in 1994.



/s/Deloitte & Touche LLP
October 28, 1994









---------------
Deloitte Touche
Tohmatsu
International
---------------

                                  Exhibit 99.2




Deloitte &
 Touche LLP
-----------         ----------------------------------------------------------
                    700 Fifth Avenue, Suite 4500    Telephone:  (206) 292-1800
                    Seattle, Washington 98104-5044  Facsimile:  (206) 343-7809




INDEPENDENT AUDITORS' REPORT


Board of Directors
Central Bancorporation
Wenatchee, Washington

We have audited the consolidated balance sheet of Central Bancorporation (Bancorp) and subsidiaries as of December 31, 1995, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented separately herein). These consolidated financial statements are the responsibility of Bancorp's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Central
Bancorporation and subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



/s/Deloitte & Touche LLP
January 19, 1996










---------------
Deloitte Touche
Tohmatsu
International
---------------

                                  Exhibit 99.3

                           INDEPENDENT AUDITORS' REPORT
------------------------------------------------------------------------------

The Board of Directors
Central Bancorporation:

We have audited the consolidated statement of operations of Central Bancorporation and subsidiaries for the year ended December 31, 1994. The consolidated statement of operations is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated statement of operations based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. As audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated statement of operations referred to above presents fairly, in all material respects, the results of operations of Central Bancorporation and subsidiaries for the year ended December 31, 1994, in conformity with generally accepted accounting principles.





       /s/ KPMG Peat Marwick LLP

Seattle, Washington
January 20, 1995