Form 10-Q
period 1996-12-31
INTERWEST BANCORP INC
filed 1997-02-13
CIK 949504

SECURITIES AND EXCHANGE COMMISSION
                         Washington D.C.  20549


                                FORM 10-Q

                                (Mark One)
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

        For the quarterly period ended December 31, 1996

(  ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

        For the transition period from _______________ to _______________

                    Commission file number _______________

                     InterWest Bancorp, Inc.
      (Exact name of registrant as specified in its charter)


               Chartered by the State of Washington
  (State or other jurisdiction of incorporation or organization)


                            91-1691216
               (I.R.S. Employer Identification No.)


                    275 Southeast Pioneer Way
                      Oak Harbor, Washington
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


                        YES  [X]   NO  [ ]



As of December 31, 1996, 8,000,756 shares of common stock were outstanding with a par value of $0.20.

                      INTERWEST BANCORP, INC


INDEX                                                               PAGE
-----                                                               ----
PART 1.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Statements of Financial Condition           1

              Consolidated Statements of Operations                  2-3

              Consolidated Statements of Stockholder's Equity          4

              Consolidated Statements of Cash Flow                   5-7

              Notes to Consolidated Financial Statements             8-9


Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                  10-16

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                       17

Item 2.       Changes in Securities                                   17

Item 3.       Defaults Upon Senior Securities                         17

Item 4.       Submission of Matters to a Vote of Security Holders     17

Item 5.       Other Information                                       17

Item 6.       Exhibits and Reports on Form 8-K                        17

SIGNATURES                                                            18

                     INTERWEST BANCORP, INC.
          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               (in thousands except share amounts)

                                                   December 31,  September 30,
                                                      1996          1996
                                                    --------      --------
                                                          (Unaudited)
ASSETS
  Cash and cash equivalents                         $ 49,870      $ 48,501
  Investment securities available for sale,
    at fair value                                     48,021        26,166
  Mortgage-backed and related securities
    available for sale, at fair value                329,344       341,957
  Investment securities held to maturity             104,017       134,106
  Mortgage-backed and related securities held
    to maturity                                      101,647       103,330
  Loans receivable, net                              977,872       965,920
  Loans held for sale, fair value                      7,353        10,051
  Accrued interest receivable                         11,127        12,576
  Real estate held for sale and for development       12,644        10,968
  Federal Home Loan Bank (FHLB) stock, at cost        19,619        19,232
  Premises and equipment, net                         34,465        34,356
  Intangible assets                                    2,804         2,869
  Other assets                                         4,461         2,119
                                                    --------      --------
  Total assets                                    $1,703,244    $1,712,151
                                                   =========     =========
LIABILITIES
  Customer deposits                               $1,154,774    $1,120,743
  Federal Home Loan Bank advances                    258,985       336,839
  Securities sold under agreements to repurchase     158,925       119,945
  Accrued expenses and other liabilities              11,780        18,938
  Advance payments by borrowers
    for taxes and insurance                              746           952
  Other borrowings                                     1,962         3,713
                                                    --------      --------
  Total liabilities                                1,587,172     1,601,130
                                                   =========     =========
STOCKHOLDERS' EQUITY
  Common stock, par value  $.20 per share
    Authorized 20,000,000 shares
    Issued and outstanding 8,000,756 and 7,918,074     1,605         1,592
  Paid-in-capital                                     19,898        18,995
  Treasury stock                                        <289>         <289>
  Retained earnings                                   97,792        93,963
  Debt related to ESOP                                  <102>         <312>
  Net Unrealized loss on securities available
    for sale                                          <2,832>       <2,928>
                                                    --------      --------
  Total stockholders' equity                         116,072       111,021
                                                    --------      --------
  Total                                           $1,703,244    $1,712,151
                                                   =========     =========

Stockholders' equity/total assets                       6.81%         6.48%

Book value per share                                  $14.51        $14.02

                         INTERWEST BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                            (in thousands)
                              (unaudited)

                                                 Quarter ended December 31,
                                                     1996        1995
                                                    ------      ------
INTEREST INCOME
  Loans receivable                                 $22,181     $20,283
  Mortgage-backed and related securities             7,266       6,996
  Interest-earning deposits                            473         582
  Investment securities                              3,192         857
                                                    ------      ------
                                                    33,112      28,718
INTEREST EXPENSE
  Customer deposits                                 12,517      12,443
  FHLB advances and other borrowings                 4,600       3,870
  Securities sold under agreements to repurchase     1,952         611
                                                    ------      ------
                                                    19,069      16,924
Net interest income before provision for
  losses on loans                                   14,043      11,794

  Provision for losses on loans                        300         250
                                                    ------      ------
Net interest income after provision for
  losses on loans                                   13,743      11,544

OTHER OPERATING INCOME
  Gain on sale of loans                                270         320
  Service fees                                       1,764       1,088
  Insurance commissions                                553         385
  Other                                                316         231
  Gain on real estate held for sale
     and for development                                34          --
  Gain on sale of investment securities
    and mortgage-backed and related securities         322         211
                                                    ------      ------
                                                     3,259       2,235

OTHER OPERATING EXPENSE
  Compensation and employee benefits                 5,136       4,097
  General and administrative                         2,337       1,938
  Loss (gain) from real estate write-downs
   and operations                                      131       <224>
  Occupancy                                          1,262       1,015
  Data processing                                      729         475
  FDIC premium assessment                              (67)        492
                                                    ------      ------
                                                     9,528       7,793
                                                    ------      ------
Income before federal income taxes                   7,474       5,986

FEDERAL INCOME TAX EXPENSE                           2,522       2,117
                                                    ------      ------
NET INCOME                                          $4,952      $3,869
                                                    ======      ======
                                    2

                         INTERWEST BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (unaudited)

                                        Quarter ended December 31,
                                             1996        1995
                                            ------      ------

  Net income per share                       $.61         $.48

  Cash dividend declared                     $.14         $.10

  Weighted average shares outstanding   8,136,297    7,987,395

  Return on average stockholders' equity    17.45%       14.30%

  Return on average assets                   1.15%        1.05%

PAGE

                         INTERWEST BANCORP, INC.
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   (in thousands except share amounts)
                               (unaudited)

                                                                  Unrealized
                                                                  gain (loss)   Debt
                             Common Stock                         on securities Related
                          # of Shares  Amount  Paid-in  Retained  available     to      Treasury
                                               Capital  Earnings  for sale      ESOP    Stock    Total
                          -----------  ------  -------  --------  --------      -----   ------  --------
Balance, September 30, 1995 7,828,935  $1,581  $18,588   $85,784      $788       <712>   <289>  $105,740

Net income                                                 3,869                                   3,869

Cash dividends                                              <649>                                   <649>

Proceeds from sale of
  Common Stock                 15,987       3      143                                               146

ESOP loan transaction          16,074                                             200                200

Unrealized loss on securities
  available for sale                                                <1,286>                       <1,286>

Pooling accounting adjustment                               <473>                                   <473>
                          -----------  ------  -------  --------  --------      -----   ------  --------
Balance December  31, 1995  7,860,996  $1,584  $18,731   $88,531     $<498>      <512>   <289>  $107,547
                          ===========  ======  =======  ========  ========      =====   ======  ========

Balance, September 30, 1996 7,918,074  $1,592  $18,995   $93,963   $<2,928>     $<312>  $<289>  $111,021

Net income                                                 4,952                                   4,952

Cash dividends                                            <1,123>                                 <1,123>

Proceeds from sale of
  Common Stock                 66,630      13      903                                               916

ESOP loan transaction          16,052                                             210                210

Unrealized gain on
   Securities available for sale                                        96                            96
                          -----------  ------  -------  --------  --------      -----   ------  --------
Balance December  31, 1996  8,000,756  $1,605  $19,898   $97,792   $<2,832>     $<102>   $<289> $116,072
                          ===========  ======  =======  ========  ========      =====   ======  ========

                                    4

                     INTERWEST BANCORP, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands)
                           (unaudited)

                                                 Quarter ended December 31,
                                                    1996          1995
                                                  --------      --------
OPERATING ACTIVITIES
Net Income                                          $4,952        $3,869
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                      597           507
    Provision for losses on loans                      300           250
    Provision for loss on real estate held for sale     --          (250)
    Accretion of premiums and discounts, net           348           174
    Gain on sale of loans                             (270)         (320)
    Gain on sale of investment securities and
      mortgage-backed and related securities          (322)         (211)
    Gain on sale of real estate held for sale and
      for development and premises and equipment       (34)           --
    Amortization of deferred loan fees, net             51        (1,494)
    FHLB stock dividends                              (387)         (264)
Cash provided (used) by changes in
  operating assets and liabilities:
    Accrued interest receivable                      1,449          (654)
    Other assets                                    (2,342)          700
    Accrued expenses and other liabilities          (7,287)        1,706
    Advance payments by borrowers for
      taxes and insurance                             (206)         (363)
Pooling accounting adjustment                                      2,782
                                                  --------      --------
BALANCE, net cash provided (used) by
  operating activities, carried forward            $(3,151)       $6,432

                     INTERWEST BANCORP, INC.
        CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                         (in thousands)
                           (unaudited)
                                                  Quarter ended December 31,
                                                     1996          1995
                                                   --------      --------
BALANCE, net cash provided (used) by
    operating activities, brought forward           $(3,151)      $ 6,432

INVESTING ACTIVITIES
Purchase of investment securities available
    for sale                                        (44,952)       (4,556)
Proceeds from maturing investment securities
   available for sale                                 8,325         2,691
Proceeds from sale of investment securities
   available for sale                                14,622            --
Proceeds from maturing investment securities
   held to maturity                                 115,080        24,504
Purchase of investment securities held to maturity  (85,000)       (3,190)
Principal repayments from mortgage-backed
   and related securities available for sale         18,417         8,507
Principal repayments from mortgage-backed
   and related securities held to maturity            1,653         5,293
Purchase of mortgage-backed
   and related securities held to maturity               --        (2,418)
Purchase of mortgage-backed and related securities
   available for sale                                (7,677)      (39,251)
Proceeds from sale of mortgage-backed and related
   securities available for sale                     45,980        89,052
Proceeds from sale of loans                           4,513         5,865
Loan originations, net of repayments                (57,944)      (42,507)
Proceeds from sale of real estate held for sale
   and for development                                  270           257
Purchases of premises and equipment                  (1,819)       (1,881)
Purchase of FHLB stock                                   --        (1,395)
Capital additions to real estate held for sale         (445)       (1,138)
                                                   --------      --------
Net cash provided by investing activities            11,023        39,833

FINANCING ACTIVITIES
Net increase (decrease) in customer deposits          8,202          (641)
Net increase  in certificates of deposit             25,829         6,666
Proceeds from FHLB advances and other borrowings    249,805       150,851
Repayment of FHLB advances and other borrowings    (290,220)     (143,455)
Dividends paid                                       (1,035)         (582)
Issuance of common stock                                916           145
                                                   --------      --------
Net cash provided (used) by financing activities     (6,503)       12,984
                                                   --------      --------
Net increase in cash and cash equivalents             1,369        59,249

CASH AND CASH EQUIVALENTS
    Beginning of quarter                             48,501        54,802
                                                   --------      --------
    End of quarter                                  $49,870      $114,051
                                                   ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:
  Interest                                           $6,941        $7,382
  Income taxes                                           --           172
Noncash transactions:
  Loans transferred to real estate held for sale, net   287            96
  Transfer of premises to real estate held for sale   1,179            --
  Transfer of securities held to maturity
    to available for sale                                --       200,941
  Loans securitizied as mortgage-backed and related
    securities                                       43,810            --

                          INTERWEST BANCORP, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       PERIOD ENDED DECEMBER 31, 1996
                               (unaudited)

NOTE A - Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with general accepted accounting principles for interim financial information and with the instructions to the Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the quarter and ended December 31, 1996 and 1995 are not necessarily indicative of the operating results for the full year. The September 30, 1996 consolidated statement of financial condition presented with the interim financial statements was audited and received an unqualified opinion. For further information, refer to the consolidated financial statements and footnotes thereto included in the InterWest's annual report for the year ended September 30, 1996.

On August 31, 1996, InterWest acquired Central Bancorporation (Central) of Wenatchee, Washington, whose principle subsidiary was Central Washington Bank. As the transaction was accounted for as a pooling-of-interests, prior period financial statements have been restated to include the accounts of Central as if the companies were combined for all periods presented.

NOTE B - Net Income per Share

The weighted average shares outstanding during the quarters ended December 31, 1996 and 1995 include the effect of shares held by the Employee Stock Ownership Plan (ESOP) and stock options granted. Earnings per share for the quarter ended December 31, 1996 and 1995 are calculated on the basis of 8,136,297 and 7,987,395 weighted average shares outstanding, respectively.

NOTE C - Reclassification

Certain reclassifications have been made to prior financial statements to conform with current presentation. Such reclassifications have no effect on net income.

NOTE D - Accounting Pronouncements

Effective October 1, 1996, InterWest adopted Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of ". This statement requires that when InterWest might be unable to recover, through future operations or sales, the carrying amount of long-lived assets and certain identifiable intangible assets and goodwill, an impairment loss be recorded through a valuation allowance for the impaired asset. Such assets are assessed quarterly for other-than-temporary impairment. Impairment is measured based on the present value of expected cash flows for the asset and its eventual disposition. The adoption of this statement had no material impact on InterWest's financial condition or results of operations.

Effective October 1, 1996 InterWest adopted SFAS No.122 "Accounting for Mortgage Servicing Rights" which requires that mortgage servicing rights be capitalized when acquired either through the purchase or origination of mortgage loans that are subsequently sold or securitized with the servicing rights retained. Prior to the adoption of SFAS No. 122, InterWest did not capitalize mortgage servicing rights.

SFAS No. 122 also requires an enterprise, on a periodic basis, to assess the capitalized mortgage servicing rights for impairment based on the fair value of those rights. For this analysis, SFAS No. 122 specifies that mortgage servicing rights be stratified based on one or more predominant risk characteristics and any resulting impairment is to be recognized through a
valuation allowance for each impaired stratum.   InterWest evaluates mortgage
servicing rights for impairment on a quarterly basis using a fair valuation model which incorporates estimated future servicing income, discount rates, prepayment speeds and default rates.

Mortgage servicing rights are included in other assets and are amortized as an offset to services fees in proportion to and over the period of estimated net servicing income not to exceed 15 years. The adoption of SFAS No. 122 did not have a material effect on InterWest's financial condition or results of operations.

                         INTERWEST BANCORP, INC
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

Total assets decreased $8.9 million from September 30, 1996 to $1.703 billion at December 31, 1996. During the quarter, InterWest began the process of restructuring the balance sheet by decreasing the investment and mortgage-backed and related securities portfolio and increasing the loan portfolio.
The loan portfolio increased by $9.2 million from $976.0 million at September 30, 1996, to $985.2 million as of December 31, 1996. Investment and mortgage-backed and related securities decreased $22.6 million from $605.6 million at September 30, 1996 to $583.0 million as of December 31, 1996. This change in balance sheet composition would have been more significant, however, during the quarter InterWest securitized $43.8 million of mortgage loans of which $12.0 million have been sold as of quarter end.

As of December 31, 1996, InterWest has $377.4 million or 65 percent of its investment and mortgage backed and related securities classified as available for sale. The available for sale portfolio is required to be carried at fair value, thus its carrying value fluctuates with changes in market conditions. At December 31, 1996, InterWest has an unrealized loss on securities available for sale of $4.4 million as compared to an unrealized loss of $4.5 million at September 30, 1996.

Excluding loans securitized, loans receivable increased $53.0 million from September 30, 1996. Loans originated totaled $95.9 for the quarter ended December 31, 1996, a decrease from $117.8 million in loan originations for the quarter ended December 31, 1995. Of current quarter originations, 55 percent were adjustable rate and 45 percent were fixed rate. The decrease is primarily due to a decrease in single-family residential lending originations of $23.5 million compared to the like quarter a year ago. This decrease is due to the current mortgage interest rateenvironment which has produced a flat yield curve, strong rate competition and limited refinancing activity. In periods of flat yield curves, adjustable rate mortgages, which are the focus of InterWest's production, are generally not as attractive to borrowers due to limited differences from fixed rate products.

Total liabilities decreased a total of $14.0 million from September 30, 1996 to $1.587 billion at December 31, 1996. This was primarily due to an decrease in borrowings of $40.6 million, a decrease in accrued liabilities of $7.2 million, offset by an increase in customer deposits of $34.0 million. The increase in customer deposits is primarily due to specific marketing efforts and competitive pricing of certificate of deposits and to a lesser extent growth in transaction accounts. InterWest has added 1,590 new transaction accounts since September 30, 1996, representing a 10.6 percent annualized growth rate. The shifting of interest-bearing liabilities from borrowings to customer deposits increases net interest income and net interest margin as the cost of funds on customer deposits is less than borrowings. The decrease in accrued liabilities is due to the fact that at September 30, 1996 there were significant accrued liabilities outstanding related to the acquisition of Central Bancorporation and the one-time SAIF assessment charged as of September 30, 1996.

Stockholders' equity increased by $5.1 million from $111.0 million at September 30, 1996, to $116.1 million at December 31, 1996. The increase in stockholders' equity resulted from after-tax earnings of $5.0 million for the quarter, a $210,000 paydown on the Employee Stock Ownership Plan ("ESOP") loan, $916,000 from the issuance of common stock and a $96,000 decrease in the unrealized loss on securities available for sale, offset by $1.1 million representing $0.14 per share cash dividends declared by the Board of Directors for the quarter ended December 31, 1996.

Loans Receivable, Net and Loans Held For Sale

InterWest originates loans through its 37 full-service offices and its mortgage subsidiary, Cornerstone Northwest Mortgage, Inc. The following table indicates the loan portfolio mix as of December 31, 1996, and September 30, 1996:


                                      December 31, 1996   September 30, 1996
                                      -----------------   ------------------
                                                  (in thousands)
Single-family residential                   $608,935        $613,220
Multi-family residential                      53,016          52,683
Commercial real estate                       148,969         146,115
Residential construction                     150,478         151,194
Commercial non-real estate                    23,251          23,580
Agricultural                                  13,503          12,873
Consumer                                      58,534          54,109
                                      -----------------   ------------------
                                           1,056,686       1,053,774
Less:
  Undisbursed loan proceeds                   53,723          60,187
  Allowance for losses on loans                8,430           8,074
  Deferred loan fees and discounts             9,308           9,542
                                      -----------------   ------------------
                                            $985,225        $975,971

The following table compares loan originations, sales and securitizations for the quarter ended December 31:

                                   1996                1995
                                  -------             -------
                                        (in thousands)

Single-family residential         $33,525             $57,006
Multi-family residential/
   Commercial real estate          11,333              15,598
Residential construction           32,574              29,194
Consumer                            8,838               5,912
Commercial non-real estate          6,232               7,224
Agricultural                        3,350               2,902
                                  -------             -------
Total loans originated           $ 95,852            $117,836
                                  =======             =======

Loans sold                         $4,243             $ 5,545
Loans securitized                 $43,810               $  --


InterWest currently has $289.0 million in loans serviced for others.

Interest is accrued on loans receivable until the loan is 90 days delinquent or management doubts the collectibility of the loan or the unpaid interest, at which time InterWest establishes a reserve for any accrued interest. All loans on which interest is not being accrued are referred to as non-accrual loans. At December 31, 1996, non-accrual loans totaled $5.3 million, an increase from $3.2 million at September 30, 1996. Total non-performing assets, including real estate owned through foreclosure, increased to $11.6 million or
0.68 percent of assets at December 31, 1996, compared to $9.2 million or 0.54 percent of assets at September 30, 1996.

Results of Operations

InterWest's net income of $5.0 million for the quarter ended December 31, 1996 was an increase of $1.1 from the net income of $3.9 million for the quarter ended December 31, 1995. Earnings per share also increased to $0.61 for the current quarter from $0.48 for the like quarter a year ago. InterWest's return on average assets was 1.15 percent, up from 1.05 percent for the quarter ended December 31, 1995. Return on average stockholders' equity also increased to 17.45 percent compared to 14.30 percent for the quarter ended December 31, 1995. InterWest's increased earnings are primarily attributable to the growth in and diversification of InterWest's balance sheet.

Net Interest Income

Net interest income increased $2.2 million to $14.0 million for the quarter ended December 31, 1996, compared to $11.8 million for the quarter ended December 31, 1995. This increase is primarily due to growth in interest-earning assets and partially due to an increase in the margin earned on these assets. Net interest margin for the quarter ended December 31, 1996 was 3.49% as compared to 3.39% for the quarter ended December 31, 1995.

The yield curve has remained relatively flat during the quarter ended December 31, 1996. InterWest has taken steps to insulate itself from this flat yield curve and interest rate risk by focusing on retail loan growth and production of loans with greater margins: consumer, construction and commercial loans. This process will create a reduced dependence upon single family lending and potentially increase margins.

Interest income for the quarter ended December 31,1996 was $33.1 million compared to $28.7 million for the same period a year ago. This increase was due to growth in interest-earning assets, which was partially offset by a slight decrease in the yield earned on those assets. The yield on interest-earning assets decreased to 8.21 percent for the quarter ended December 31, 1996, compared to 8.26 percent for the quarter ended December 31, 1995.

Interest expense increased $2.2 million to $19.1 million for the current quarter compared to $16.9 million for the quarter ended December 31, 1995. This increase is due to an increase in the balance of interest-bearing liabilities, offset by a decrease in the cost of funds from the prior year. The increase in interest-bearing liabilities has been necessary to fund the growth in assets. The cost of funds was 4.79 percent for the quarter ended December 31, 1996 which was a 22 basis point decrease from the cost of funds of 5.01 percent for the quarter ended December 31, 1995. This decrease is primarily due to the competitive pricing of customer deposits.

Average Rates and Balances

The following tables indicate the average balance and average interest rates earned or paid, interest rate spread and net interest margin for the quarter ended December 31:


                                             1996                  1995
                                       Average               Average
                                       Balance   Rate        Balance   Rate
                                       -------   -----       -------   -----
                                         (in thousands, except percentages)

Loans receivable                     $ 989,136    8.97%     $891,672    9.10%

Mortgage-backed and                    432,218    6.72       399,305    7.01
  related securities

Investment securities and
  interest-earning deposits            192,721    7.61        99,099    5.81
                                       -------   -----       -------   -----
Total interest-earnings assets      $1,614,075    8.21%   $1,390,076    8.26%



Customer deposits                   $1,131,669    4.42%   $1,039,776    4.79%

FHLB advances, securities
  sold under agreements
  to repurchase and                    460,458    5.69       311,146    5.76
  other borrowings                     -------   -----       -------   -----

Total interest-bearing liabilities  $1,592,127    4.79%   $1,350,922    5.01%

Net interest spread                 $   21,948    3.42%   $   39,154    3.25%
                                        ======    ====        ======    ====

Net interest margin                               3.49%                 3.39%
                                                  ====                  ====

Net interest income is influenced by changes in both interest rates and changes in interest-earning assets and interest-bearing liabilities. The table presented below is an analysis of these changes for the quarter ended December 31, 1996 as compared to the same period a year ago (in thousands).


                               Interest       Interest     Net Interest
                                Income         Expense        Income
                                ------         -------        ------
Rate                            $(125)          $(995)        $  870

Volume                          4,153           3,249            904

Rate/Volume                       366            (109)           475
                                ------         -------        ------
Total                          $4,394          $2,145         $2,249
                                ======         =======        ======

Provision and Allowance for Losses on Loans

The allowance for losses on loans totaled $8.4 million (0.85 percent of loans) at December 31, 1996 compared to $8.1 million (0.82 percent of loans) at September 30, 1996. The provision for losses on loans increased to $300,000 for the current quarter as compared to $250,000 for the like quarter a year ago. InterWest attempts to assess the risk level inherent in the loan portfolio and provide adequate reserves to meet these risks as a part of the ongoing review of the loan portfolio. Non-performing assets and delinquency trends are key elements in determining the allowance for losses on loans. The allowance for losses on loans is also determined by taking into consideration general economic conditions in the market InterWest serves, historical loss experience, individual loan review findings, loan mix and the level of loans relative to the allowance for losses on loans.

The following tables summarize the activity in allowance for losses on loans during the quarter ended December 31:

                                          1996          1995
                                         ------        ------
                                          (in thousands)
Balance at beginning of period           $8,074        $6,078

Provisions                                  300           250

Charge-offs, net                             56          <55>
                                         ------        ------
Balance at end of period                 $8,430        $6,273
                                         ======        ======



Other Income

Other income increased $1.1 million to $3.3 million for the quarter ended December 31, 1996, compared to $2.2 million for the quarter ended December 31, 1995. This increase is primarily due to $533,000 in brokered loan fees from Cornerstone Northwest Mortgage, Inc., a subsidiary of InterWest Bank. An increase of $168,000 in revenues from the sale of non-traditional financial and insurance products through InterWest's subsidiaries, InterWest Financial Services, Inc., and InterWest Insurance Agency Inc., also contributed to this increase in other income.

Other Expense

Other expense increased $1.7 million to $9.5 million for the quarter ended December 31, 1996, from $7.8 million for the same quarter last year. This increase is partially attributable to the costs associated with operating Cornerstone Northwest Mortgage Inc., of $675,000. With the increase from Cornerstone netted out, compensation, occupancy, general and administrative expenses have increased $1.0 million or 14 percent. These increases are due to growth from bank expansion and diversification, enhanced consumer and business lending, and technological updates in the branch structure. The $254,000 increase in data processing expenses is primarily due to technological changes associated with the acquisition of Central during 1996. Also noted during the quarter ended December 31, 1996, was a decrease of $559,000 in FDIC premiums primarily due to the SAIF-BIF legislation enacted September 30, 1996, which reduced InterWest's premium rates on insured deposits. The loss from real estate write-downs and operations has increased by $355,000 from the prior year due to the fact that during the quarter ended December 31, 1995, InterWest reduced the allowance for losses on real estate held for sale by $250,000 which directly reduced other operating expenses. This reduction was due to the periodic evaluation of the real estate held for sale portfolio and risks associated with the respective properties.

InterWest has consistently endeavored to become more efficient in its operation. One commonly accepted measure of a bank's operating efficiency is the ratio of total operating expenses to total revenue (net interest income and other income). For the quarter ended December 31, 1996, this ratio was 56.0% as compared to 56.6% for the quarter a year ago.

Federal Income Tax

The federal income tax expense for the quarter ended December 31, 1996, was $2.5 million, compared to $2.1 million for the same period last year. The effective tax rates for the quarter ended December 31, 1996 was 33.7% compared to 35.4% for the quarter ended December 31, 1995.

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

InterWest Bancorp, Inc. and its banking subsidiary, InterWest Bank (the Bank) are subject to regulatory capital requirements. Regulated by the Federal Deposit Insurance Corporation (FDIC) and the State of Washington Division of Banking. InterWest Bank is required to maintain minimum levels of regulatory capital as a percentage of regulatory assets. The Banks total regulatory capital must equal 8 percent of risk weighted assets, and one-half of that 8 percent must consist of core capital.

At December 31, 1996, the Bank had the following regulatory capital ratios calculated in accordance with FDIC standards:

                                           Required    Actual
                                           --------    ------
Tier I capital to risk-based assets            4%      12.65%
Total capital to risk-based assets             8%      13.21%
Leverage ratio                                 4%       6.68%

InterWest's management believes that under the current regulations the Bank will continue to meet minimum capital requirements in the foreseeable future. However, events beyond the control of the Bank, such as a downturn in the economy in areas where the Bank has most of the its loans, could adversely affect future earnings and, consequently, the ability of the Bank to meet future minimum capital requirements.

FDIC regulations establish the amount of capital for each of the Federal Deposit Insurance Corporation Improvement Act (FDICIA) established categories of institutions. Depending on the Bank's FDICIA category classification, the FDIC may restrict certain activities of the Bank including acceptance of brokered deposits or offering interest rates on deposits that are significantly higher that prevailing rates. In general terms, the capital definitions are as follows:


                                      Total          Tier I
                                      Risk-Based     Risk-Based
                                      Capital        Capital      Leverage
FDICIA Category                       Ratio          Ratio        Ratio
                                      ------         ------       ------
Well capitalized                        10%            6%           5%
Adequately capitalized                   8%            4%           4%
Undercapitalized                   Below 8%      Below 4%     Below 4%
Significantly undercapitalized     Below 6%      Below 3%     Below 3%
Critically undercapitalized                                   2% or less

Total risk-based capital ratio is the ratio of total capital to risk-weighted assets. Tier I risk-based capital ration is the ratio of core capital to risk-weighted assets. Leverage ratio is the ratio of core capital to adjusted total assets. At December 31, 1996, the Bank was in compliance with the well-capitalized capital requirements.

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


                         INTERWEST BANCORP, INC.




                             By:  /s/Stephen M. Walden
                                  --------------------
                                  Stephen M. Walden
                                  President and
                                  Chief Executive Officer












Date:         February 12, 1997