Form 10-Q
period 1997-03-31
INTERWEST BANCORP INC
filed 1997-05-15
CIK 949504

SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C.  20549


                            FORM 10-Q

                           (Mark One)
  (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

      For the quarterly period ended March 31, 1997

 (  ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the transition period from _______________ to _______________

      Commission file number  ________________

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


                        YES   [ X ]    NO  [  ]


As of March 31, 1997, 8,018,431 shares of common stock were outstanding with a par value of $0.20.

                      INTERWEST BANCORP, INC


INDEX                                                             PAGE
-----                                                             ----
PART 1.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Statements of Financial                  1
              Condition

              Consolidated Statements of Operations                2-3

              Consolidated Statements of Stockholder's Equity       4

              Consolidated Statements of Cash Flow                 5-7

              Notes to Consolidated Financial Statements           8-9


Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                10-17

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                    18

Item 2.       Changes in Securities                                18

Item 3.       Defaults Upon Senior Securities                      18

Item 4.       Submission of Matters to a Vote of Security Holders  18

Item 5.       Other Information                                    18

Item 6.       Exhibits and Reports on Form 8-K                     18

SIGNATURES                                                         19

                     INTERWEST BANCORP, INC.
          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               (in thousands except share amounts)

                                                     March 31,   September 30,
                                                       1997         1996
                                                          (Unaudited)
ASSETS                                               --------      --------
  Cash and cash equivalents                        $   45,056    $   48,501
    Investment securities available for sale,
      at fair value                                   254,394        26,166
    Mortgage-backed and related securities
      available for sale, at fair value               209,056       341,957
    Investment securities held to maturity             44,014       134,106
    Mortgage-backed and related securities held
      to maturity                                     100,038       103,330
    Loans receivable, net                           1,030,856       965,920
    Loans held for sale, at fair value                  7,930        10,051
    Accrued interest receivable                        12,756        12,576
    Real estate held for sale and for development      13,013        10,968
    Federal Home Loan Bank (FHLB) stock, at cost       13,864        19,232
    Premises and equipment, net                        36,958        34,356
    Intangible assets                                   2,739         2,869
    Other assets                                          849         2,119
                                                     --------      --------
    Total assets                                   $1,771,523    $1,712,151
                                                    =========     =========
LIABILITIES
    Customer deposits                              $1,176,117    $1,120,743
    Federal Home Loan Bank advances                   252,931       336,839
    Securities sold under agreements to repurchase    209,951       119,945
    Accrued expenses and other liabilities             11,840        18,938
    Advance payments by borrowers
      for taxes and insurance                           1,284           952
    Other borrowings                                      608         3,713
                                                     --------      --------
    Total liabilities                               1,652,731     1,601,130
                                                    =========     =========
STOCKHOLDERS' EQUITY
    Common stock, par value  $.20 per share
      Authorized 20,000,000 shares; Issued
      and outstanding 8,018,431 and 7,918,074           1,609         1,592
    Paid-in-capital                                    20,091        18,995
    Treasury stock                                       <289>         <289>
    Retained earnings                                 101,629        93,963
    Debt related to ESOP                                 <102>         <312>
    Net Unrealized loss on
      securities available for sale                    <4,146>       <2,928>
                                                     --------      --------
    Total stockholders' equity                        118,792       111,021
                                                     --------      --------
    Total                                          $1,771,523    $1,712,151
                                                    =========     =========

Stockholders' equity/total assets                        6.71%         6.48%

Book value per share                                   $14.81        $14.02

PAGE

                         INTERWEST BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                            (in thousands)
                              (unaudited)
                                                   Quarter ended March 31,  Six months ended March 31
                                                      1997      1996             1997      1996
INTEREST INCOME                                     --------  --------         --------  --------
  Loans receivable                                   $22,270   $20,297          $44,451   $40,581
  Mortgage-backed and related securities               5,837     7,641           13,103    14,638
  Interest-earning deposits                              686       868            1,160     1,449
  Investment securities                                4,389       803            7,581     1,659
                                                    --------  --------         --------  --------
                                                      33,182    29,609           66,295    58,327
INTEREST EXPENSE
  Customer deposits                                   12,804    11,798           25,321    24,241
  FHLB advances and other borrowings                   3,457     4,383            8,057     8,253
  Securities sold under agreements to repurchase       2,747       585            4,699     1,196
                                                    --------  --------         --------  --------
                                                      19,008    16,766           38,077    33,690
Net interest income before provision for
  losses on loans                                     14,174    12,843           28,218    24,637
  Provision for losses on loans                          300       300              600       550
                                                    --------  --------         --------  --------
Net interest income after provision for
  losses on loans                                     13,874    12,543           27,618    24,087

OTHER OPERATING INCOME
  Gain on sale of loans                                  250       811              521     1,131
  Service fees                                         1,780     1,921            3,545     3,009
  Insurance commissions                                  483       417            1,036       802
  Other                                                  557       295              872       527
  Gain on real estate held for sale
     and for development                                 143        --              176        --
  Gain (loss) on sale of investment securities
    and mortgage-backed and related securities           <25>      348              297       559
                                                    --------  --------         --------  --------
                                                       3,188     3,792            6,447     6,028
OTHER OPERATING EXPENSE
  Compensation and employee benefits                   4,818     4,979            9,954     9,076
  General and administrative                           2,567     2,377            4,905     4,315
  Loss (gain) from real estate write-downs
   and operations                                         61        25              192      <198>
  Occupancy                                            1,167     1,118            2,429     2,132
  Data processing                                        671       491            1,400       966
  FDIC premium assessment                                147       492               80       984
                                                    --------  --------         --------  --------
                                                       9,431     9,482           18,960    17,275
                                                    --------  --------         --------  --------
Income before federal income taxes                     7,631     6,853           15,105    12,840
FEDERAL INCOME TAX EXPENSE                             2,667     2,332            5,189     4,449
                                                    --------  --------         --------  --------
NET INCOME                                            $4,964    $4,521           $9,916    $8,391
                                                    ========  ========         ========  ========
                                      2

PAGE

                         INTERWEST BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (unaudited)

                                                   Quarter ended March 31,  Six months ended March 31
                                                      1997      1996             1997      1996
                                                    --------  --------         --------  --------
  Net income per share                                 $0.61     $0.56            $1.21     $1.05

  Cash dividend declared                               $0.14     $0.12            $0.28     $0.22

  Weighted average shares outstanding              8,203,553  8,040,551       8,172,973  8,013,973

  Return on average stockholders' equity               16.90%    16.33%          17.17%     15.32%
  Return on average assets                              1.12%     1.18%           1.14%      1.12%






                                     3

PAGE

                         INTERWEST BANCORP, INC.
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   (in thousands except share amounts)
                               (unaudited)

                                                                 Unrealized
                                                                 gain (loss)     Debt
                          Common Stock                           on securities   Related
                      # of Shares   Amount  Paid-in   Retained   available for    to      Treasury
                                            Capital   Earnings      sale         ESOP     Stock      Total
                      -----------   ------  -------   --------   -------------   -------  --------  -------
Balance, September
 30, 1995              7,828,935    $1,581  $18,588    $85,784         $788        <712>     <289> $105,740

Net income                                               8,391                                        8,391

Cash dividends                                          <1,834>                                      <1,834>

Proceeds from sale
of Common Stock           19,462         4      181                                                     185

ESOP loan transaction     16,074                                                    200                 200

Unrealized loss on
securities available for sale                                        <2,099>                         <2,099>

Pooling accounting adjustment                             <473>                                        <473>
                      -----------   ------  -------   --------   -------------   -------  --------  -------
Balance March  31,
 1996                  7,864,471    $1,585  $18,769    $91,868      $<1,311>       <512>     <289> $110,110
                      -----------   ------  -------   --------   -------------   -------  --------  -------
Balance, September
 30, 1996              7,918,074    $1,592  $18,995    $93,963      $<2,928>      $<312>    $<289> $111,021

Net income                                               9,916                                        9,916

Cash dividends                                          <2,250>                                      <2,250>

Proceeds from sale
of Common Stock           84,305        17    1,096                                                   1,113

ESOP loan transaction     16,052                                                    210                 210

Unrealized loss on
 Securities available for sale                                       <1,218>                         <1,218>
                      -----------   ------  -------   --------   -------------   -------  --------  -------
Balance March  31,
 1997                  8,018,431    $1,609  $20,091   $101,629      $<4,146>      $<102>    $<289> $118,792
                      ===========   ======  =======   ========   =============   =======  ========  =======


                                     4

                     INTERWEST BANCORP, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands)
                           (unaudited)

                                                   Six months ended March 31,
                                                       1997          1996
                                                      ------        ------
OPERATING ACTIVITIES
Net Income                                            $9,916        $8,391
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                      1,216         1,013
    Provision for losses on loans                        600           550
    Provision for loss on real estate held
      for sale                                            --          (250)
    Accretion of premiums and discounts, net             653         1,153
    Gain on sale of loans                               (521)       (1,131)
    Gain on sale of investment securities and
      mortgage-backed and related securities            (297)         (559)
    Gain on sale of real estate held for sale and
      for development and premises and equipment        (176)           --
    Amortization of deferred loan fees, net               27        (3,365)
    FHLB stock dividends                                (632)         (596)
Cash provided (used) by changes in operating
  assets and liabilities:
   Accrued interest receivable                          (180)       (1,072)
   Other assets                                        1,270        (1,415)
   Accrued expenses and other liabilities             (6,523)        2,635
   Advance payments by borrowers for taxes
    and insurance                                        332          (105)
Pooling accounting adjustment                             --         2,782
                                                      ------        ------
BALANCE, net cash provided by
  operating activities, carried forward               $5,685        $8,031

                        INTERWEST BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                            (in thousands)
                             (unaudited)

                                                   Six months ended March 31,
                                                       1997          1996
                                                      ------        ------
BALANCE, net cash provided by operating activities,
  brought forward                                     $5,685       $ 8,031

INVESTING ACTIVITIES

 Purchase of investment securities available
    for sale                                        (279,787)      (12,407)
 Proceeds from maturing investment securities
    available for sale                                 9,530        13,192
 Proceeds from sale of investment securities
    available for sale                                39,590            --
 Proceeds from maturing investment securities
    held to maturity                                 175,080        26,482
 Purchase of investment securities held to maturity  (85,000)       (6,471)
 Principal repayments from mortgage-backed
    and related securities available for sale         36,464        17,160
 Principal repayments from mortgage-backed
    and related securities held to maturity            3,242         6,503
 Purchase of mortgage-backed and related
    securities held to maturity                           --            --
 Purchase of mortgage-backed and related securities
    available for sale                                (7,965)     (232,296)
 Proceeds from sale of mortgage-backed and related
    securities available for sale                    148,471       138,501
 Proceeds from sale of loans                          13,180        63,689
 Loan originations, net of repayments               (120,691)      (74,854)
 Proceeds from sale of real estate held for sale
    and for development                                1,383           597
 Purchases of premises and equipment                  (4,866)       (4,434)
 Purchase of FHLB stock                                   --        (5,046)
 Redemption of FHLB stock                              6,000            --
 Capital additions to real estate held for sale       (1,292)       (1,820)
 Acquistion of intangible asset                                     (1,291)
                                                      ------        ------
 Net cash used by investing activities               (66,661)      (72,495)

FINANCING ACTIVITIES
 Net increase (decrease) in customer deposits         12,153        13,034
 Net increase  in certificates of deposit             43,220        22,360
 Proceeds from FHLB advances and other borrowings    464,542       316,530
 Repayment of FHLB advances and other borrowings    (461,339)     (251,311)
 Dividends paid                                       (2,158)       (1,636)
 Issuance of common stock                              1,113           184
                                                      ------        ------
 Net cash provided by financing activities            57,531        99,161
                                                      ------        ------
 Net change in cash and cash equivalents              (3,445)       34,697
CASH AND CASH EQUIVALENTS
    Beginning of quarter                              48,501        54,802
                                                      ------        ------
    End of quarter                                   $45,056       $89,499
                                                      ======        ======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

 Cash paid during the year for:
   Interest                                         $ 13,447      $ 14,508
   Income taxes                                        4,650         2,087
 Noncash transactions:
   Loans transferred to real estate held for sale, net   781           175
   Transfer of premises to real estate held for sale   1,179            --
   Transfer of securities held to maturity to
     available for sale                                   --       198,523
   Loans securitizied as mortgage-backed and related
     securities                                       43,810            --

                      INTERWEST BANCORP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   PERIOD ENDED MARCH 31, 1997
                           (unaudited)


NOTE A - Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with general accepted accounting principles for interim financial information and with the instructions to the Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the quarter and six months ended March 31, 1997 and 1996 are not necessarily indicative of the operating results for the full year. The September 30, 1996 consolidated statement of financial condition presented with the interim financial statements was audited and received an unqualified opinion. For further information, refer to the consolidated financial statements and footnotes thereto included in the InterWest's annual report for the year ended September 30, 1996.

On August 31, 1996, InterWest acquired Central Bancorporation (Central) of Wenatchee, Washington, whose principle subsidiary was Central Washington Bank. As the transaction was accounted for as a pooling-of-interests, prior period financial statements have been restated to include the accounts of Central as if the companies were combined for all periods presented.

NOTE B - Net Income per Share

The weighted average shares outstanding during the quarter and six months ended March 31, 1997 and 1996 include the effect of shares held by the Employee Stock Ownership Plan (ESOP) and stock options granted. Earnings per share for the quarter ended March 31, 1997 and 1996 are calculated on the basis of 8,203,553 and 8,040,551 weighted average shares outstanding, respectively. Earnings per share for the six months ended March 31, 1997 and 1996 are calculated on the basis of 8,172,948 and 8,013,973 weighted average shares outstanding, respectively.

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

Effective January 1, 1997 InterWest adopted SFAS No. 125 "Accounting for Transfers and Servicing of Assets and Extinguishments of Liabilities" which supersedes SFAS No. 122. This statement requires that accounting and reporting standards for the transfer of and servicing of financial assets and extinguishments of liabilities be based on consistent application of financial-components approach that focuses on control. Under this approach, after a transfer of financial assets, InterWest recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Provisions of SFAS No. 125 that deal with securities lending, repurchase and dollar repurchase agreements and the recognition of collateral will not be adopted until January 1, 1998. The adoption of SFAS No. 125 did not have a material effect on InterWest's financial condition or results of operations.

In February, 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings per Share". This statement simplifies the standards for computing earnings per share and makes them comparable to international earnings per share standards. It requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. This statement is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. Management does not believe the adoption of this statement will have a material impact on InterWest's financial condition or results of operations.

                         INTERWEST BANCORP, INC
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS


Total assets increased $59.4 million from September 30, 1996 to $1.772 billion at March 31, 1997. During the current fiscal year, InterWest began the process of restructuring the interest-earning asset composition by decreasing the percentage of investment and mortgage-backed and related securities portfolios and increasing the loan portfolio. The loan portfolio increased by $62.8 million from $976.0 million at September 30, 1996, to $1,038.8 billion as of March 31, 1997. This represents an increase from 60 percent of interest-earning assets as of September 30, 1996 to 62 percent as of March 31, 1997. Investment and mortgage-backed and related securities increased $1.9 million from $605.6 million at September 30, 1996 to $607.5 million as of March 31, 1997. Investment and mortgage-backed securities represent 36 percent of interest-earning assets as of March 31, 1997, a 2 percent decrease from September 30, 1996. This change in interest-earning asset composition would have been more significant, however, during December 1996, InterWest securitized $43.8 million of mortgage loans, the majority of which have been sold as of March 31, 1997. This strategy of restructuring the interest-earning asset composition should have a positive impact on net interest income.

As of March 31, 1997, InterWest has $463.4 million or 76 percent of its investment and mortgage backed and related securities classified as available for sale. The available for sale portfolio is required to be carried at fair value, thus its carrying value fluctuates with changes in market conditions. At March 31, 1997, InterWest has an unrealized loss on securities available for sale of $6.4 million as compared to an unrealized loss of $4.5 million at September 30, 1996.

Loans receivable increased $62.8 million from September 30, 1996. During the quarter, InterWest had a decrease in its lending volume from $122.7 million for the quarter ended March 31, 1996, to $113.0 million for the quarter ended March 31, 1997. Fiscal year to date loan originations are $208.9 million, down from $240.5 million for the six months ended March 31, 1996. This is due to a decrease in single-family residential lending originations. Single-family residential originations were $37.4 million and $70.9 million for the quarter and six months ended March 31, 1997 compared with $55.7 million and $112.7 million for the like periods one year ago. This decrease is due to the mortgage interest rate environment during the period which produced a flat yield curve, strong rate competition and limited refinancing activity. However, it is anticipated that mortgage loan originations will increase significantly during the second half of 1997 due to a strengthening local economy, seasonal increases and record highs in the mortgage loan pipeline.

The decreases in mortgage lending have been partially offset by increases in consumer and business lending. Consumer lending has increased by $1.6 million and $4.5 million as compared to the quarterly and six month periods a year ago, which is primarily due to increased home equity lending. During the quarter, InterWest initiated a concentrated effort to increase agricultural lending which resulted in business lending originations of $23.2 million for the quarter and $32.7 million for the six months ended March 31, 1997 compared to $10.1 million and $20.3 million for the like periods a year ago.

Loans Receivable, Net and Loans Held For Sale
---------------------------------------------

InterWest originates loans through its 37 full-service offices and its mortgage subsidiary, Cornerstone Northwest Mortgage, Inc. The following table indicates the loan portfolio mix as of March 31, 1997, and September 30, 1996:


                                        March 31, 1997  September 30, 1996
                                                  (in thousands)
                                        --------------   -------------
Single-family residential                    $653,530        $613,220
Multi-family residential                       55,083          52,683
Commercial real estate                        150,285         146,115
Residential construction                      147,067         151,194
Commercial non-real estate                     24,160          23,580
Agricultural                                   22,850          12,873
Consumer                                       57,725          54,109
                                        --------------   -------------
                                            1,110,700       1,053,774
Less:
  Undisbursed loan proceeds                    54,086          60,187
  Allowance for losses on loans                 8,510           8,074
  Deferred loan fees and discounts              9,318           9,542
                                        --------------   -------------
                                           $1,038,786        $975,971
                                        ==============   =============

The following table compares loan originations for the quarter and six months ended ended March 31:

                                             Quarter            Six months

                                          1997      1996      1997      1996
                                                    (in thousands)
                                         ------    ------    ------    ------
Single-family residential               $37,356   $55,706   $70,881  $112,712
Multi-family residential/
   Commercial real estate                11,179    18,423    22,512    34,021
Residential construction                 31,543    30,287    64,117    59,481
Consumer                                  9,771     8,165    18,609    14,077
Commercial non-real estate                7,145     7,224    13,377    14,448
Agricultural                             16,023     2,902    19,373     5,804
                                         ------    ------    ------    ------
Total loans originated                $ 113,017  $122,707  $208,869  $240,543
                                        =======   =======   =======   =======


InterWest currently has $280.0 million in loans serviced for others.

Interest is accrued on loans receivable until the loan is 90 days delinquent or management doubts the collectibility of the loan or the unpaid interest, at which time InterWest establishes a reserve for any accrued interest. All loans on which interest is not being accrued are referred to as non-accrual loans. At March 31, 1997, non-accrual loans totaled $5.6 million, an increase from $3.2 million at September 30, 1996. Total non-performing assets, including real estate owned through foreclosure, increased to $12.2 million or 0.69 percent of assets at March 31, 1997, compared to $9.2 million or 0.54 percent of assets at September 30, 1996.

Total liabilities increased $51.6 million from September 30, 1996 to $1.653 billion at March 31, 1997. This growth is due to an increase in customer deposits of $55.4 million. Certificates of deposit increased $43.2 million and currently represent 68 percent of customer deposits. Transaction account balances have increased $12.2 million from September 30, 1996 and currently represent 32 percent of total customer deposits. It is management's intent and strategy to increase the percentage of transaction accounts to approximately 40 percent of the deposit base by the end of the decade. This strategy of shifting deposit liabilities should have a positive impact on net interest income, service fee revenue and market penetration. InterWest has added 3,532 net new checking accounts and 3,249 net new check card accounts since September 30, 1996. This represents annualized growth rates of 14 percent and 63 percent, respectively. InterWest has installed 7 new automatic teller machines during the current fiscal year and plans to install an additional 5 machines prior to September 30, 1997.

Stockholders' equity increased by $7.8 million from $111.0 million at September 30, 1996, to $118.8 million at March 31, 1997. The increase in stockholders' equity resulted from after-tax earnings of $9.9 million for the six months ended March 31, 1997, a $210,000 paydown on the Employee Stock Ownership Plan ("ESOP") loan, and $1.1 million from the issuance of common stock, offset by a $1.2 million increase in the unrealized loss on securities available for sale, and $2.2 million representing $0.28 per share cash dividends. Book value per share increased to $14.81 at March 31, 1997, from $14.02 at September 30, 1996. Stockholders' equity as a percentage of total assets increased from 6.48 percent at September 30, 1996, to 6.71 percent at March 31, 1997.

Results of Operations
---------------------
Net income increased to $0.61 per share or $5.0 million for the quarter ended March 31, 1997, a 9 percent increase from $0.56 per share or $4.5 million for the quarter ended March 31, 1996. For the six months ended March 31, 1997 earnings were $1.21 per share or $9.9 million, a 15 percent increase compared to $1.05 per share or $8.4 million for the same period one year ago. Increased net income is primarily due to expansion and diversification of the balance sheet, while controlling operational costs.

InterWest's return on average stockholders' equity for the quarter ended March 31, 1997, was 16.90 percent, an increase from 16.33 percent for the same quarter last year. Return on average stockholders' equity for the six months ended March 31, 1997 was 17.17 percent, an increase from 15.32 percent for the same period a year ago. Return on average assets for the quarter was 1.12 percent, a decrease from 1.18 percent for the quarter ended March 31, 1996. The fiscal year to date return on average assets increased to 1.14 percent from 1.12 percent a year ago.

Net Interest Income
-------------------
Net interest income before provision for losses on loans rose to $14.2 million and $28.2 million for the quarter and six months ended March 31, 1997, compared to $12.8 million and $24.6 million for the same periods a year ago. These increase are primarily due to growth in interest-earning assets which is partially offset by a decrease in the margin earned on these assets. Net interest margin for the quarter ended March 31, 1997 was 3.42 percent as compared to 3.56 percent for the quarter ended March 31, 1996. Fiscal year to date net interest margin is 3.45 percent, a slight decrease from 3.47 percent for the six month period ended March 31, 1996.

During March 1997, the federal funds rate was raised by 25 basis points. InterWest has taken steps to insulate itself from the potential negative impact of rising interest rates, a flat yield curve and resulting interest rate risk. During December 1996, $43.8 million of fixed-rate mortgage loans were securitized. A majority of the resulting mortgage-backed securities were sold prior to interest rate increases. InterWest has also focused on adjustable rate lending growth during the first six months of the fiscal year. Of the $208.9 million in loan originations, $126.1 million or 60 percent have been adjustable rate. InterWest has also focused loan production on loans with higher interest rates: consumer and business.

Interest income for the quarter and six months ended March 31,1997 was $33.2 million and $66.3 million compared to $29.6 million and $58.3 million for the same periods a year ago. This increase was due to
                                       12
PAGE
growth in interest-earning assets, which was partially offset by a decrease in the yield earned on those assets. The yield on interest-earning assets decreased to 8.01 percent for the quarter ended March 31, 1997, compared to
8.20 percent for the quarter ended March 31, 1996. The fiscal year to date yield on interest-earning assets has decreased to 8.11 percent from 8.22 percent one year ago.


Interest expense increased to $19.0 million for the current quarter compared to $16.7 million for the quarter ended March 31, 1996. Interest expense for the six months ended March 31, 1997 is $38.1 million, an increase from $33.7 million for the same period one year ago. These increases are due to an increase in the balance of interest-bearing liabilities, offset by a decrease in the cost of funds from the prior year. The increase in interest-bearing liabilities has been necessary to fund the growth in interest -earning assets.

Average Rates and Balances
--------------------------
The following tables indicate the average balance and average interest rates earned or paid, interest rate spread and net interest margin for the quarter ended March 31:


                                        1997                 1996
                                 Average               Average
                                 Balance    Rate       Balance     Rate
                                     (in thousands, except percentages)
                                 -------    ----       -------     ----
Loans receivable              $1,004,921    8.86%     $883,429     9.19%

Mortgage-backed and              352,904    6.62       451,444     6.77
   related securities

Investment securities and
   interest-earning deposits     298,761    6.79       109,582     6.10
                                 -------    ----       -------     ----
Total interest-earning assets $1,656,586    8.01%   $1,444,455     8.20%


Customer deposits             $1,178,066    4.35%   $1,048,786     4.50%

FHLB advances, securities
  sold under agreements to
  repurchase and                 454,615    5.46       358,503     5.54
  other borrowings
                                 -------    ----       -------     ----
Total interest-bearing
  liabilities                 $1,632,681    4.66%   $1,407,289     4.77%

Net interest spread           $   23,905    3.35%      $37,166     3.43%
                                 =======    ====       =======     ====

Net interest margin                         3.42%                  3.56%
                                            ====                   ====

The following tables indicate the average balance and average interest rates earned or paid, interest rate spread and net interest margin for the six months ended March 31:


                                            1997                  1996
                                      Average               Average
                                      Balance     Rate      Balance     Rate
                                         (in thousands, except percentages)
                                      -------     ----      -------     ----
Loans receivable                    $ 997,029     8.92%    $884,429     9.18%

Mortgage-backed and                   392,561     6.68      436,135     6.71
   related securities

Investment securities and
   interest-earning deposits          245,742     7.11       99,268     6.26
                                      -------     ----      -------     ----
Total interest-earnings assets     $1,635,332     8.11%  $1,419,832     8.22%
                                    =========             =========

Customer deposits                  $1,154,868     4.39%  $1,044,146     4.64%

FHLB advances, securities sold
 under agreements to repurchase
 and other borrowings                 457,537     5.58      337,204     5.60
                                      -------     ----      -------     ----
Total interest-bearing liabilities $1,612,405     4.72%  $1,381,350     4.88%

Net interest spread                  $ 22,927     3.39%     $38,482     3.34%
                                       ======     ====       ======     ====
Net interest margin                               3.45%                 3.47%


Net interest income is influenced by changes in both interest rates and changes in interest-earning assets and interest-bearing liabilities. The tables presented below are an analysis of these changes for the quarter and six months ended March 31, 1997 as compared to the same periods a year ago (in thousands):

                                                Quarter ended

                              Interest       Interest       Net Interest
                              Income         Expense        Income
                              ------         -------        ------
Rate                           $(703)          $(475)       $ (228)

Volume                         4,008           2,786         1,222

Rate/Volume                      268             (69)          337
                              ------         -------        ------
Total                         $3,573          $2,242        $1,331
                              ======         =======        ======

                                   Six months ended

                              Interest       Interest       Net Interest
                              Income         Expense        Income
                              ------         -------        ------
Rate                           $(807)        $(1,394)      $   587

Volume                         8,290           5,942         2,348

Rate/Volume                      485            (161)          646
                              ------         -------        ------
Total                         $7,968          $4,387        $3,581
                              ======         =======        ======

Provision and Allowance for Losses on Loans
-------------------------------------------
The allowance for losses on loans totaled $8.5 million (0.81 percent of loans) at March 31, 1997 compared to $8.1 million (0.82 percent of loans) at September 30, 1996. InterWest attempts to assess the risk level inherent in the loan portfolio and provide adequate reserves to meet these risks as a part of the ongoing review of the loan portfolio. Non-performing assets and delinquency trends are key elements in determining the allowance for losses on loans. The allowance for losses on loans is also determined by taking into consideration general economic conditions in the market InterWest serves, historical loss experience, individual loan review findings, loan mix and the level of loans relative to the allowance for losses on loans.

The following tables summarize the activity in allowance for losses on loans during the quarter and six months ended March 31 (in thousands):

                                       Quarter ended      Six months ended
                                       1997     1996        1997     1996
                                      ------   ------      ------    ------
Balance at beginning of period        $8,430   $6,273      $8,074    $6,078

Provisions                               300      300         600       550

Charge-offs, net                        <220>     <23>       <164>      <78>
                                      ------   ------      ------    ------
Balance at end of period              $8,510   $6,550      $8,510    $6,550
                                      ======   ======      ======    ======


Other Income
------------
Other income for the quarter ended March 31, 1997, decreased to $3.2 million from $3.8 million for the like quarter one year ago. This is primarily due to a $934,000 decrease in the gain on sale of loans and securities which is partially offset by $300,000 in mortgage servicing rights recognized during the quarter. Fiscal year to date other income increased to $6.4 million from $6.0 million for the six months ended March 31, 1996. Decreases of $872,000 in the gains on the sale of securities and loans are more than offset by: an increase of $450,000 in loan fees from Cornerstone Northwest Mortgage, Inc., a $234,000 increase in revenues from InterWest's subsidiaries (InterWest Financial Services, Inc. and InterWest Insurance Agency, Inc.), and an increase of $176,000 in gains on the sale of real estate held for sale and for development.

Other Expense
-------------
In spite of significant balance sheet growth, operating expenses decreased slightly to $9.4 million for the quarter ended March 31, 1997, compared to $9.5 million for the quarter ended March 31, 1996. Increases in general and administrative, data processing and occupancy expenses are due to bank expansion and diversification, enhanced consumer and business lending, and technological updates in the branch structure. These increases were more than offset by a decrease in FDIC premium rates and the administrative consolidations from the merger with Central Bancorporation. Current fiscal year to date operating expenses of $19.0 million increased $1.7 million from $17.3 million for the six months ended March 31, 1996. This increase is due to bank expansion, diversification and technological updates discussed above and a $500,000 increase in operating costs associated with Cornerstone Northwest Mortgage, Inc., which was acquired effective January 1, 1996.

InterWest has consistently endeavored to become more efficient in its operation. One commonly accepted measure of a bank's operating efficiency is the ratio of total operating expenses to total revenue (net interest income and other income). For the quarter ended March 31, 1997, this ratio was 55.3 percent as compared to 58.0 percent for the quarter a year ago. The fiscal year to date efficiency ratio is 55.7, an improvement from 57.4 percent for the six months ended March 31, 1996.

Federal Income Tax
------------------
The federal income tax expense for the quarter and six months ended March 31, 1997, was $2.7 million and $5.2 million, compared to $2.3 million and $4.4 million for the same periods last year. The effective tax rates for the three and six months ended March 31, 1997 were 34.9 percent and 34.0 percent compared to 34.4 percent and 34.6 percent for the three and six months ended March 31, 1996.

Liquidity and Capital Resources
-------------------------------
InterWest must maintain adequate liquidity to meet demands for deposits outflow, loan originations, and normal operating costs. The primary sources of liquidity are deposit generations, loan principal and interest payments, sales of mortgage loans, principal payments on loans and mortgage-backed and related securities, Federal Home Loan Bank advances and reverse repurchase agreements. InterWest has a credit line available with the Federal Home Loan Bank of 40 percent of total assets. Prepayments on loans and mortgage-backed and related securities, deposit inflows and outflows are affected significantly by interest rates, general economic conditions and other factors.

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

At March 31, 1997, the Bank had the following regulatory capital ratios calculated in accordance with FDIC standards:

                                            Required       Actual
                                            --------       ------
Tier I capital to risk-based assets            4%          13.31%
Total capital to risk-based assets             8%          14.26%
Leverage ratio                                 4%           6.74%

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
Undercapitalized                 Below 8%       Below 4%     Below 4%
Significantly undercapitalized   Below 6%       Below 3%     Below 3%
Critically undercapitalized                                  2% or less

Total risk-based capital ratio is the ratio of total capital to risk-weighted assets. Tier I risk-based capital ration is the ratio of core capital to risk-weighted assets. Leverage ratio is the ratio of core capital to adjusted total assets. At March 31, 1997, the Bank was in compliance with the well-capitalized capital requirements.

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

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Stockholders of the Company ("Meeting") was held on January 21, 1997. The results of the vote on the matters presented at the Meeting is as follows:

          1. The following individuals were elected as directors, each for a three-year term:

                                Vote For       Vote Withheld

          Barney R. Beeksma     5,891,900      23,936
          Larry Carlson         5,891,900      23,936
          C. Stephen Lewis      5,891,900      23,936
          Russel E. Olson       5,891,900      23,936

          The following individual was elected as director for a two-year term:

                                Vote For       Vote Withheld

          Gary M. Bolyard       5,891,900      23,936

          The terms of Directors Michael T. Crawford, Jean Gorton, Henry Koetje, Clark H. Mock, Vern Sims and Stephen M. Walden continued after the meeting.

          3. The InterWest Bancorp, Inc. 1996 Outside Directors Stock Options-for-Fees Plan was approved by stockholders by the following vote:

          For        Against    Abstain        No Vote

          5,536,065  232,195    74,796         72,780


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












Date: May 12, 1997
      -------------