Form 10-Q
period 1997-06-30
INTERWEST BANCORP INC
filed 1997-08-12
CIK 949504

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q

                                   (Mark One)

   (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

   ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

       For the transition period _______________ from  to _______________

                        COMMISSION FILE NUMBER _______________

                            INTERWEST BANCORP, INC.
                            -----------------------
             (Exact name of registrant as specified in its charter)

                      CHARTERED BY THE STATE OF WASHINGTON
                      ------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   91-1691216
                                   ----------
                      (I.R.S. Employer Identification No.)

                           275 SOUTHEAST PIONEER WAY
                             OAK HARBOR, WASHINGTON
                           -------------------------
                    (Address of principal executive offices)


                                     98277
                                     -----
                                   (Zip Code)

Registrant's telephone number including area code:    (360) 679-4181
                                                      --------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [X]    NO [ ]

As of June 30, 1997, 8,035,973 shares of common stock were outstanding with a par value of $0.20.

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

                            INTERWEST BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       (in thousands except share amounts)

                                                          June 30, September 30,
                                                             1997        1996
                                                              (Unaudited)
ASSETS                                                      ------      ------
   Cash and cash equivalents                             $  62,193   $  48,501
   Investment securities available for sale,
     at fair value                                         234,328      26,166
   Mortgage-backed and related securities
     available for sale, at fair value                     199,454     341,957
   Investment securities held to maturity                   44,010     134,106
   Mortgage-backed and related securities held to maturity  98,426     103,330
   Loans receivable, net                                 1,074,428     965,920
   Loans held for sale, at fair value                       27,700      10,051
   Accrued interest receivable                              15,031      12,576
   Real estate held for sale and for development            12,749      10,968
   Federal Home Loan Bank (FHLB) stock, at cost             20,246      19,232
   Premises and equipment, net                              39,129      34,356
   Intangible assets                                         2,674       2,869
   Other assets                                              2,214       2,119
                                                            ------      ------
   TOTAL ASSETS                                         $1,832,582  $1,712,151
                                                        ==========  ==========

LIABILITIES
   Customer deposits                                    $1,173,989  $1,120,743
   Federal Home Loan Bank advances                         333,277     336,839
   Securities sold under agreements to repurchase          188,076     119,945
   Accrued expenses and other liabilities                   11,777      18,938
   Advance payments by borrowers for taxes and insurance       758         952
   Other borrowings                                            505       3,713
                                                          --------   ---------
   TOTAL LIABILITIES                                     1,708,382   1,601,130
                                                         =========   =========

STOCKHOLDERS' EQUITY
   Common stock, par value  $.20 per share,
    Authorized 20,000,000 shares, Issued and
    outstanding 8,035,973 and 7,918,074                      1,611       1,592
   Paid-in-capital                                          20,183      18,995
   Treasury stock                                             <289>       <289>
   Retained earnings                                       105,562      93,963
   Debt related to ESOP                                        ---        <312>
   Net Unrealized loss on securities available for sale     <2,867>     <2,928>
                                                          --------   ---------
   TOTAL STOCKHOLDERS' EQUITY                              124,200     111,021
                                                          --------   ---------
   TOTAL                                                $1,832,582  $1,712,151
                                                        ==========  ==========

Stockholders' equity/total assets                             6.78%       6.48%

Book value per share                                        $15.46      $14.02

                              INTERWEST BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                   (unaudited)


                                          QUARTER ENDED     NINE MONTHS ENDED
                                             JUNE 30,           JUNE 30,
                                         1997       1996      1997       1996
INTEREST INCOME                         ------     ------    ------     ------
---------------
Loans receivable                       $23,648    $20,665   $68,099    $61,246
Mortgage-backed and related securities   5,062      8,041    18,165     22,678
Interest-earning deposits                  290        889     1,450      2,338
Investment securities                    5,639        809    13,220      2,469
                                       -------    -------   -------    -------
                                        34,639     30,404   100,934     88,731
INTEREST EXPENSE
----------------
Customer deposits                       13,002     11,784    38,323     36,024
FHLB advances and other borrowings       4,756      4,389    12,813     12,643
Securities sold under agreements
  to repurchase                          2,647        724     7,346      1,920
                                       -------    -------   -------    -------
                                        20,405     16,897    58,482     50,587
NET INTEREST INCOME BEFORE PROVISION
FOR LOSSES ON LOANS                     14,234     13,507    42,452     38,144
PROVISION FOR LOSSES ON LOANS              200        210       800        760
                                       -------    -------   -------    -------
NET INTEREST INCOME AFTER PROVISION
FOR LOSSES ON LOANS                     14,034     13,297    41,652     37,384

OTHER OPERATING INCOME
----------------------
Gain on sale of loans                      115        124       636      1,255
Service fees                             2,150      1,920     5,695      4,928
Insurance commissions                      596        767     1,631      1,569
Other                                      378        190     1,250        717
Gain on real estate held for sale
  and for development                       89        212       266        213
Gain (loss) on sale of investment
  securities and mortgage-backed
  and related securities                    94        <28>      391        531
                                       -------    -------   -------    -------
                                         3,422      3,185     9,869      9,213

OTHER OPERATING EXPENSE
-----------------------
Compensation and employee benefits       5,058      5,115    15,013     14,191
General and administrative               2,268      2,273     7,173      6,587
Loss (gain) from real estate write-downs
  and operations                            83       <301>      275       <499>
Occupancy                                1,347      1,116     3,775      3,249
Data processing                            655        502     2,055      1,468
FDIC premium assessment                    159        495       239      1,479
                                        ------     ------   -------     ------
                                         9,570      9,200    28,530     26,475
                                        ------     ------   -------     ------
INCOME BEFORE FEDERAL INCOME TAXES       7,886      7,282    22,991     20,122
FEDERAL INCOME TAX EXPENSE               2,745      2,473     7,934      6,922
                                         -----      -----     -----      -----
NET INCOME                              $5,141     $4,809   $15,057    $13,200
                                        ======     ======   =======    =======

                             INTERWEST BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)

                                          QUARTER ENDED     NINE MONTHS ENDED
                                             JUNE 30,           JUNE 30,
                                         1997       1996      1997       1996
                                        ------     ------    ------     ------
NET INCOME PER SHARE                     $0.63      $0.60     $1.84      $1.64
                                         =====      =====     =====      =====

Cash dividend declared                   $0.15      $0.13     $0.43      $0.35
                                         =====      =====     =====      =====

Weighted average shares outstanding  8,217,875  8,058,434  8,192,794  8,028,794

Return on average stockholders' equity   16.81%     17.07%     17.04%    15.91%
Return on average assets                  1.13%      1.21%      1.14%     1.15%

                             INTERWEST BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (in thousands except share amounts)
                                   (unaudited)

                                                                  Unrealized
                                                                  gain (loss)
                                                                  securities Debt
                                                                  available  Related
                           Common Stock        Paid-in  Retained  for        to     Treasury
                        # of Shares   Amount   Capital  Earnings  sale       ESOP   Stock      Total
----------------------    ---------   ------   -------  --------  ---------  ------ -------- --------
Balance, September 30,    7,828,935   $1,581   $18,588   $85,784     $788     <712>    <289> $105,740
1995
Net income                                                13,200                               13,200
Cash dividends                                            <3,085>                              <3,085>
Proceeds from sale of        20,819        4       200                                            204
  Common Stock
ESOP loan transaction        32,150                                            400                400
Unrealized loss on securities
  available for sale                                               <3,189>                     <3,189>
Pooling accounting
  adjustment                                                <473>                                <473>

                          ---------   ------   -------  --------  ---------  ------ -------- --------
Balance June  30, 1996    7,881,904   $1,585   $18,788   $95,426  $<2,401>    <312>    <289> $112,797
                          =========   ======   =======  ========  =========  ====== ======== ========
Balance, September 30,    7,918,074   $1,592   $18,995   $93,963  $<2,928>   $<312>   $<289> $111,021
1996
Net income                                                15,057                               15,057
Cash dividends                                            <3,458>                              <3,458>
Proceeds from sale of
  Common Stock               94,123       19     1,188                                          1,207
ESOP loan transaction        23,776                                            312                312
Unrealized loss on Securities
  available for sale                                                   61                          61
                          ---------   ------   -------  --------  ---------  ------ -------- --------
Balance June  30, 1997    8,035,973   $1,611   $20,183  $105,562  $<2,867>   $  --    $<289> $124,200
                          =========   ======   =======  ========  =========  ====== ======== ========





                                     4

                                INTERWEST BANCORP, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in thousands)
                                      (unaudited)

                                                    NINE MONTHS ENDED JUNE 30,
                                                      1997              1996
                                                     -------           -------
OPERATING ACTIVITIES
Net Income                                           $15,057           $13,200
ADJUSTMENTS TO RECONCILE NET INCOME
 TO NET CASH PROVIDED BY OPERATING
 ACTIVITIES:
Depreciation and amortization                          1,998             1,559
Provision for losses on loans                            800               760
Provision for loss on real estate held for sale           --              (625)
Accretion of premiums and discounts, net                 958             1,475
Gain on sale of loans                                   (636)           (1,255)
Gain on sale of investment securities and
   mortgage-backed and related securities               (391)             (531)
Gain on sale of real estate held for sale and
   for development and premises and equipment           (266)             (213)
Amortization of deferred loan fees, net                 (731)           (4,772)
FHLB stock dividends                                    (960)             (987)

CASH PROVIDED (USED) BY CHANGES IN
  OPERATING ASSETS AND LIABILITIES:
Accrued interest receivable                           (2,455)           (1,471)
Other assets                                             (95)              371
Accrued expenses and other liabilities                (7,348)            3,775
Advance payments by borrowers for
  taxes and insurance                                   (194)             (498)
Pooling accounting adjustment                                            2,782
                                                     -------           -------
BALANCE, NET CASH PROVIDED BY
  OPERATING ACTIVITIES, CARRIED FORWARD               $5,737           $13,570

                                INTERWEST BANCORP, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                    (in thousands)
                                      (unaudited)

                                                     NINE MONTHS ENDED JUNE 30,
                                                       1997             1996
                                                      -------          -------
BALANCE, NET CASH PROVIDED BY
  OPERATING ACTIVITIES, BROUGHT FORWARD                $5,737         $ 13,570
INVESTING ACTIVITIES
Purchase of investment securities available for sale (329,787)          (7,403)
Proceeds from maturing investment securities
  available for sale                                   29,665            7,696
Proceeds from sale of investment securities
  available for sale                                   89,684               --
Proceeds from maturing investment securities
  held to maturity                                    175,080           38,975
Purchase of investment securities held to maturity    (85,000)         (14,843)
Principal repayments from mortgage-backed
  and related securities available for sale            47,668           44,855
Principal repayments from mortgage-backed
  and related securities held to maturity               4,845            9,298
Purchase of mortgage-backed
  and related securities held to maturity                  --          (94,903)
Purchase of mortgage-backed and related securities
  available for sale                                   (7,965)        (232,296)
Proceeds from sale of mortgage-backed and related
  securities available for sale                       148,471          158,513
Proceeds from sale of loans                            18,588           68,758
Loan originations, net of repayments                 (189,330)        (122,048)
Proceeds from sale of real estate held for sale
  and for development                                   2,718              766
Purchases of premises and equipment                    (7,755)          (5,665)
Purchase of FHLB stock                                 (6,054)          (5,046)
Redemption of FHLB stock                                6,000               --
Capital additions to real estate held for sale         (1,713)          (2,190)
Acquisition of intangible asset                                         (1,291)
                                                      -------          -------
NET CASH USED BY INVESTING ACTIVITIES                (104,885)        (156,824)

FINANCING ACTIVITIES
Net increase in customer deposits                       7,921           12,725
Net increase  in certificates of deposit               45,325           15,815
Proceeds from FHLB advances and other borrowings      856,361          436,461
Repayment of FHLB advances and other borrowings      (794,689)        (326,123)
Dividends paid                                         (3,285)          (2,416)
Issuance of common stock                                1,207              202
                                                     --------         --------
NET CASH PROVIDED BY FINANCING ACTIVITIES             112,840          136,664
                                                     --------         --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                13,692           (6,590)

CASH AND CASH EQUIVALENTS
Beginning of quarter                                   48,501           54,802
                                                      -------          -------
End of quarter                                        $62,193          $48,212
                                                      =======          =======

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION

Cash paid during the year for:

  Interest                                            $21,783          $21,798
  Income taxes                                          5,064            6,048

Noncash transactions:
  Loans transferred to real estate held for sale, net   1,344            1,037
  Transfer of premises to real estate held for sale     1,179               --
  Transfer of securities held to maturity to
    available for sale                                     --          198,523
  Loans securitizied as mortgage-backed and related
    securities                                         43,810               --

                             INTERWEST BANCORP, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             PERIOD ENDED JUNE 30, 1997
                                 (unaudited)

NOTE A - Basis of Presentation
------------------------------
The unaudited consolidated financial statements have been prepared in accordance with general accepted accounting principles for interim financial information and with the instructions to the Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the quarter and nine months ended June 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year. The September 30, 1996 consolidated statement of financial condition presented with the interim financial statements was audited and received an unqualified opinion. For further information, refer to the consolidated financial statements and footnotes thereto included in the InterWest's annual report for the year ended September 30, 1996.

On August 31, 1996, InterWest acquired Central Bancorporation (Central) of Wenatchee, Washington, whose principle subsidiary was Central Washington Bank. As the transaction was accounted for as a pooling-of-interests, prior period financial statements have been restated to include the accounts of Central as if the companies were combined for all periods presented.

NOTE B - Net Income per Share
-----------------------------
The weighted average shares outstanding during the quarter and nine months ended June 30, 1997 and 1996 include the effect of shares held by the Employee Stock Ownership Plan (ESOP) and stock options granted. Earnings per share for the quarter ended June 30, 1997 and 1996 are calculated on the basis of 8,217,875 and 8,058,434 weighted average shares outstanding, respectively. Earnings per share for the nine months ended June 30, 1997 and 1996 are calculated on the basis of 8,192,517 and 8,028,794 weighted average shares outstanding, respectively.

NOTE C - Reclassification
-------------------------
Certain reclassifications have been made to prior financial statements to conform with current presentation. Such reclassifications have no effect on net income.

NOTE D - Accounting Pronouncements
----------------------------------
Effective October 1, 1996, InterWest adopted Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of ". This statement requires that when InterWest might be unable to recover, through future operations or sales, the carrying amount of long-lived assets and certain identifiable intangible assets and goodwill, an impairment loss be recorded through a valuation allowance for the impaired asset. Such assets are assessed quarterly for other-than-temporary impairment. Impairment is measured based on the present value of expected cash flows for the asset and its eventual disposition. The adoption of this statement had no material impact on InterWest's financial condition or results of operations.

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

                          INTERWEST BANCORP, INC
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS
                         -------------------------
Total assets increased $121.0 million from September 30, 1996 to $1.833 billion at June 30, 1997. During the current fiscal year, InterWest began the process of restructuring the interest-earning asset composition by decreasing the percentage of the investment and mortgage-backed and related securities portfolio and increasing the loan portfolio. The loan portfolio increased by $126.0 million from $976.0 million at September 30, 1996, to $1.102 billion as of June 30, 1997. This represents an increase from 60 percent of interest-earning assets as of September 30, 1996 to 64 percent as of June 30, 1997. Investment and mortgage-backed and related securities decreased $29.4 million from $605.6 million at September 30, 1996 to $576.2 million as of June 30, 1997. Investment and mortgage-backed securities represent 34 percent of interest-earning assets as of June 30, 1997, a 4 percent decrease from September 30, 1996. This change in interest-earning asset composition would have been more significant, however, during December 1996, InterWest securitized $43.8 million of mortgage loans, the majority of which have been sold as of June 30, 1997. This strategy of restructuring the interest-earning asset composition should have a positive impact on net interest income.

As of June 30, 1997, InterWest has $433.8 million or 75 percent of its investment and mortgage backed and related securities classified as available for sale. The available for sale portfolio is required to be carried at fair value, thus its carrying value fluctuates with changes in market conditions. At June 30, 1997, InterWest has an unrealized loss on securities available for sale of $4.4 million as compared to an unrealized loss of $4.5 million at September 30, 1996.

Loans receivable increased $126.0 million from September 30, 1996. During the quarter, InterWest had an increase in its lending volume from $126.3 million for the quarter ended June 30, 1996, to $162.2 million for the quarter ended June 30, 1997. Fiscal year to date loan originations are $388.9 million, an increase from $346.2 million for the nine months ended June 30, 1996. InterWest had an increase in its mortgage lending volume from $113.6 million for the quarter ended June 30, 1996, to $139.4 million for the quarter ended June 30, 1997. Fiscal year to date mortgage loan originations are $336.9 million, up from $319.8 million for the nine months ended June 30, 1996. This increase is due to current year lending originations from Cornerstone Northwest Mortgage, Inc. which primarily delivers single-family mortgage loans to InterWest Bank. During fiscal year 1996, Cornerstone primarily brokered mortgage loans to other financial institutions. Mortgage loan originations generated by Cornerstone delivered to InterWest Bank were $23.7 million and $63.7 million for the quarter and nine months ended June 30, 1997. It is anticipated that mortgage loan originations will continue to increase during the fourth quarter of fiscal year 1997 due to a strengthening local economy, seasonal increases and high volumes in the mortgage loan pipeline.

InterWest has experienced significant increases in consumer and business lending. Consumer loan originations have increased by $1.2 million and $5.7 million as compared to the quarterly and nine month periods a year ago, which is primarily due to increased home equity lending. During this fiscal year, InterWest has initiated a concentrated effort to increase agricultural lending which resulted in business loan increases of $9.7 million for the quarter and $20.3 million for the nine months ended June 30, 1997 compared to $847,000 and $468,000 for the like periods a year ago.

Loans Receivable, Net and Loans Held For Sale
---------------------------------------------
InterWest originates loans through its 38 full-service offices and its mortgage subsidiary, Cornerstone Northwest Mortgage, Inc. The following table indicates the loan portfolio mix as of June 30, 1997, and September 30, 1996:

                                           June 30, 1997    September 30, 1996
                                                   (in thousands)
                                             --------           --------
Single-family residential                    $692,571           $613,220
Multi-family residential                       55,364             52,683
Commercial real estate                        160,063            146,115
Real estate construction                      169,058            151,194
Commercial non-real estate                     26,828             23,580
Agricultural                                   29,928             12,873
Consumer                                       61,597             54,109
                                             --------           --------
                                            1,195,409          1,053,774
Less:
   Undisbursed loan proceeds                   74,741             60,187
   Allowance for losses on loans                8,619              8,074
   Deferred loan fees and discounts             9,921              9,542
                                             --------           --------
                                           $1,102,128           $975,971
                                           ==========           ========

The following table compares loan originations for the quarter and nine months ended ended June 30:

                                  Quarter                Nine months
                               1997      1996        1997          1996
                              ------    ------      ------        ------
                                          (in thousands)
Single-family residential    $57,694   $46,736    $159,262      $159,448
Multi-family residential/
   Commercial real estate     24,418    20,071      49,959        54,092
Real estate construction      57,255    46,763     127,705       106,244
                              ------    ------     -------       -------
Total mortgage loans         139,367   113,570     336,926       319,784

Consumer                      13,058    11,913      31,666        25,990
Net increase (decrease) in
  principal balance

Commercial non-real estate     2,668       311       3,248          1,467
Agricultural                   7,078       536      17,055          (999)
                              ------    ------      ------        ------
Total loans originated     $ 162,171  $126,330    $388,895      $346,242
                           =========  ========    ========      ========



InterWest currently has $269.5 million in loans serviced for others.

Interest is accrued on loans receivable until the loan is 90 days delinquent or management doubts the collectibility of the loan or the unpaid interest, at which time InterWest establishes a reserve for any accrued interest. All loans on which interest is not being accrued are referred to as non-accrual loans. At June 30, 1997, non-accrual loans totaled $4.8 million, an increase from $3.2 million at September 30, 1996. Total non-performing assets, including real estate owned through foreclosure, increased to $11.7 million or 0.64 percent of assets at June 30, 1997, compared to $9.2 million or 0.54 percent of assets at September 30, 1996.

Total liabilities increased $107.0 million from September 30, 1996 to $1.708 billion at June 30, 1997. This growth is primarily due to an increase in customer deposits of $53.2 million and borrowings of $61.4 million to fund loan growth. Certificates of deposit increased $48.1 million and currently represent 68 percent of customer deposits. Transaction account balances have increased $5.1 million from September 30, 1996 and currently represent 32 percent of total customer deposits. It is management's strategy to increase the percentage of transaction accounts to approximately 40 percent of the deposit base by the end of the decade, which should have a positive impact on net interest income, service fee revenue and market penetration. InterWest has added a net total of:
250 business checking accounts, 6,750 consumer checking accounts and 8,436 check card accounts since September 30, 1996. This represents annualized growth rates of 12 percent, 18 percent and 109 percent respectively. InterWest has installed 9 new automated teller machines during the current fiscal year which results in a total of 27 in operation as of June 30, 1997.

Stockholders' equity increased by $13.2 million from $111.0 million at September 30, 1996, to $124.2 million at June 30, 1997. The increase in stockholders' equity resulted from after-tax earnings of $15.1 million for the nine months ended June 30, 1997, a $312,000 pay down on the Employee Stock Ownership Plan ("ESOP") loan, and $1.2 million from the exercise of common stock options, offset by $3.4 million representing $0.43 per share cash dividends. Book value per share increased to $15.46 at June 30, 1997, from $14.02 at September 30, 1996. Stockholders' equity as a percentage of total assets increased from 6.48 percent at September 30, 1996, to 6.78 percent at June 30, 1997.

Results of Operations
---------------------
Net income increased to $0.63 per share or $5.1 million for the quarter ended June 30, 1997, a 5 percent increase from $0.60 per share or $4.8 million for the quarter ended June 30, 1996. For the nine months ended June 30, 1997 earnings were $1.84 per share or $15.1 million, a 12 percent increase compared to $1.64 per share or $13.2 million for the same period one year ago. Increased net income is primarily due to expansion and diversification of the balance sheet. Operational costs have increased to develop the infrastructure for future growth.

InterWest's return on average stockholders' equity for the quarter ended June 30, 1997, was 16.81 percent, a decrease from 17.07 percent for the same quarter last year. Return on average stockholders' equity for the nine months ended June 30, 1997 was 17.04 percent, an increase from 15.91 percent for the same period a year ago. Return on average assets for the quarter was 1.13 percent, a decrease from 1.21 percent for the quarter ended June 30, 1996. The fiscal year to date return on average assets decreased slightly to 1.14 percent from 1.15 percent a year ago.

Net Interest Income
-------------------
Net interest income before provision for losses on loans rose to $14.2 million and $42.5 million for the quarter and nine months ended June 30, 1997, compared to $13.5 million and $38.1 million for the same periods a year ago. These increase are primarily due to growth in interest-earning assets which is partially offset by a decrease in the margin earned on these assets. Net interest margin for the quarter ended June 30, 1997 was 3.33 percent as compared to 3.61 percent for the quarter ended June 30, 1996. Fiscal year to date net interest margin is 3.41 percent, a decrease from 3.52 percent for the nine month period ended June 30, 1996. The decrease in net interest margin is due to greater increases in rates for short-term deposits and borrowings than rates earned on loans and a flat yield curve.

Interest income for the quarter and nine months ended June 30,1997 was $34.6 million and $100.9 million compared to $30.4 million and $88.7 million for the same periods a year ago. This increase was due to growth in interest-earning assets, which was partially offset by a decrease in the yield earned on those assets. The yield on interest-earning assets decreased to 8.11 percent for the quarter ended June 30, 1997, compared to 8.13 percent for the quarter ended June 30, 1996. The fiscal year to date yield on interest-earning assets has decreased to 8.11 percent from 8.19 percent one year ago.

Interest expense increased to $20.4 million for the current quarter compared to $16.9 million for the quarter ended June 30, 1996. Interest expense for the nine months ended June 30, 1997 is $58.5 million, an increase from $50.6 million for the same period one year ago. These increases are due to an increase in the balance of interest-bearing liabilities and an increase in the cost of funds from the prior year. The increase in interest-bearing liabilities has been necessary to fund the growth in interest-earning assets.

Average Rates and Balances
--------------------------
The following tables indicate the average balance and average interest rates earned or paid, interest rate spread and net interest margin for the quarter ended June 30:

                                          1997                   1996
                                  ---------------------    ------------------
                                   Average                 Average
                                   Balance      Rate       Balance      Rate
                                     (in thousands, except percentages)
                                  ---------     ----      ---------     ----
Loans receivable                $ 1,064,571     8.89%      $904,932     9.13%

Mortgage-backed and                 305,830     6.62        496,339     6.48
  related securities

Investment securities and
   interest-earning deposits        338,015     7.02         94,435     7.19
                                  ---------     ----      ---------     ----
Total interest-earnings assets   $1,708,416     8.11%    $1,495,706     8.13%


Customer deposits                $1,161,339     4.48%    $1,078,332     4.37%

FHLB advances, securities
   sold under agreements
   to repurchase and                520,407     5.69        385,938     5.30
   other borrowings
                                  ---------     ----      ---------     ----
Total interest-bearing
   liabilities                   $1,681,746     4.85%    $1,464,270     4.62%

Net interest spread              $   26,670     3.26%    $   31,436     3.51%
                                 ==========     =====    ==========     =====

Net interest margin                             3.33%                   3.61%
                                                =====                   =====

The following tables indicate the average balance and average interest rates earned or paid, interest rate spread and net interest margin for the nine months ended June 30:

                                          1997                   1996
                                  ---------------------    ------------------
                                   Average                 Average
                                   Balance      Rate       Balance      Rate
                                     (in thousands, except percentages)
                                  ---------     ----      ---------     ----
Loans receivable                 $1,019,543     8.91%      $892,406     9.15%

Mortgage-backed and                 363,651     6.66        455,454     6.64
   related securities

Investment securities and
   interest-earning deposits        276,500     7.07         95,963     6.68
                                  ---------     ----      ---------     ----
Total interest-earnings assets   $1,659,694     8.11%    $1,443,823     8.19%


Customer deposits                $1,157,025     4.42%    $1,054,676     4.55%

FHLB advances, securities
   sold under agreements
   to repurchase and                478,493     5.62        352,814     5.50
   other borrowings
                                  ---------     ----      ---------     ----
Total interest-bearing
   liabilities                   $1,635,518     4.77%    $1,407,490     4.79%

Net interest spread              $   24,176     3.34%    $   36,333     3.40%
                                 ==========     =====    ==========     =====

Net interest margin                             3.41%                   3.52%
                                                =====                   =====


Net interest income is influenced by changes in both interest rates and changes in interest-earning assets and interest-bearing liabilities. The tables presented below are an analysis of these changes for the quarter and nine months ended June 30, 1997 as compared to the same periods a year ago (in thousands):

                                              Quarter ended
                                              -------------
                                    Interest          Interest    Net Interest
                                    Income            Expense     Income
                                    ------            -------     ------
Rate                                 $(431)            $  666    $(1,097)

Volume                               4,939              2,689      2,250

Rate/Volume                           (273)               153       (426)
                                   -------             ------     ------
Total                               $4,235             $3,508    $   727
                                   =======             ======     ======

                                          Nine months ended

                                    Interest          Interest    Net Interest
                                    Income            Expense     Income
                                    ------            -------     ------
Rate                                $(1,282)         $  (790)     $ (492)

Volume                               13,200            8,684       4,516

Rate/Volume                             285                1         284
                                    -------           -------     ------
Total                               $12,203           $7,895      $4,308
                                    =======           =======     ======


Provision and Allowance for Losses on Loans
-------------------------------------------
The allowance for losses on loans totaled $8.6 million (0.78 percent of loans) at June 30, 1997 compared to $8.1 million (0.82 percent of loans) at September 30, 1996. InterWest attempts to assess the risk level inherent in the loan portfolio and provide adequate reserves to meet these risks as a part of the ongoing review of the loan portfolio. Non-performing assets and delinquency trends are key elements in determining the allowance for losses on loans. The allowance for losses on loans is also determined by taking into consideration general economic conditions in the market InterWest serves, historical loss experience, individual loan review findings, loan mix and the level of loans relative to the allowance for losses on loans.

The following tables summarize the activity in allowance for losses on loans during the quarter and nine months ended June 30 (in thousands):

                              Quarter ended              Nine months ended

                                 1997       1996           1997      1996
                                 ----       ----           ----      ----

Balance at beginning of period  $8,510    $6,550         $8,074     $6,078

Provisions                         200       210            800        760

Charge-offs, net                   <91>      124           <255>        46
                                   ----     ----           -----     -----

Balance at end of period        $8,619    $6,884         $8,619     $6,884
                                ======    ======         ======     ======




Other Income
------------
Other income for the quarter ended June 30, 1997, increased to $3.4 million from $3.2 million for the like quarter one year ago. This is primarily due to a $200,000 increase in service fee revenue. Fiscal year to date other income increased to $9.9 million from $9.2 million for the nine months ended June 30, 1996. Decreases of $750,000 in the gains on the sale of securities and loans are more than offset by: an increase of $750,000 in service fees, $375,000 in mortgage servicing rights recognized, a $150,000 increase in other fee income, a $62,000 increase in revenues from InterWest's subsidiaries (InterWest Financial Services, Inc. and InterWest Insurance Agency, Inc.), and an increase of $53,000 in gains on the sale of real estate held for sale and for development.

Other Expense
-------------
Consistent with current year and planned future balance sheet growth, operating expenses increased to $9.6 million and $28.5 million for the quarter and nine months ended June 30, 1997, compared to $9.2 million and

$26.5 million for the like periods one year ago. Increases in general and administrative, data processing and occupancy expenses are due to bank expansion and diversification, enhanced consumer and business lending, and technological updates in the branch structure. These increases are partially offset by a decrease in FDIC premium rates and the administrative consolidations from the merger with Central Bancorporation.

InterWest has consistently endeavored to become more efficient in its operation. One commonly accepted measure of a bank's operating efficiency is the ratio of total operating expenses to total revenue (net interest income and other income). For the quarter ended June 30, 1997, this ratio was 54.2 percent as compared to 55.1 percent for the quarter a year ago. The fiscal year to date efficiency ratio is 54.5, an improvement from 55.9 percent for the nine months ended June 30, 1996.

Federal Income Tax
------------------
The federal income tax expense for the quarter and nine months ended June 30, 1997, was $2.7 million and $7.9 million, compared to $2.5 million and $6.9 million for the same periods last year. The effective tax rates for the three and nine months ended June 30, 1997 were 34.8 percent and 34.5 percent compared to 34.0 percent and 34.4 percent for the three and nine months ended June 30, 1996.

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

At June 30, 1997, the Bank had the following regulatory capital ratios calculated in accordance with FDIC standards:

                                       Required          Actual

Tier I capital to risk-based assets    4%                13.00%
Total capital to risk-based assets     8%                13.91%
Leverage ratio                         4%                6.79%

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

                                 Total             Tier I
                                 Risk-Based        Risk-Based
                                 Capital           Capital        Leverage
FDICIA Category                  Ratio             Ratio          Ratio
-----------------------------------------------------------------------
Well capitalized                 10%               6%             5%
Adequately capitalized           8%                4%             4%
Undercapitalized                 Below 8%          Below 4%       Below 4%
Significantly undercapitalized   Below 6%          Below 3%       Below 3%
Critically undercapitalized                                       2% or less

Total risk-based capital ratio is the ratio of total capital to risk-weighted assets. Tier I risk-based capital ration is the ratio of core capital to risk-weighted assets. Leverage ratio is the ratio of core capital to adjusted total assets. At June 30, 1997, the Bank was in compliance with the well-capitalized capital requirements.

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

                                   INTERWEST BANCORP, INC.

                                   By:/s/H. GLENN MOUW
                                      ----------------
                                         H. Glenn Mouw
                                         Executive Vice President



Date: August 12, 1997
      ---------------