Form 10-K
period 1997-09-30
INTERWEST BANCORP INC
filed 1997-12-23
CIK 949504

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Fiscal Year Ended September 30, 1997 OR

[  ]    TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                         Commission File Number: 0-26632

                             InterWest Bancorp, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Washington                                                       91-1691216
----------------------------------------------               ------------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
or organization)                                             Identification No.)

275 Southeast Pioneer Way, Oak Harbor, Washington                  98277
--------------------------------------------------              --------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code (360)679-4181

Securities registered pursuant to Section 12(b) of the Act: None

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

        The aggregate market value of the voting stock held by non-affiliates of the Registrant was $321,144,597 based upon the closing price of the Registrant's common stock as quoted on the Nasdaq National Market on December 2, 1997 of $39.875.

        As of December 2, 1997, there were issued and outstanding 8,053,783 shares of the Registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

        1. Financial Highlights, Management Discussion and Analysis and Consolidated Financial Statements included in the Annual Report to Stockholders for the year ended September 30, 1997. (Part II).

        2. Proxy Statement for the 1998 Annual Meeting of Stockholders ("Proxy Statement"). (Part III).

                                     PART I
ITEM 1.  BUSINESS

GENERAL

        InterWest Bancorp, Inc. ("Bancorp") was incorporated in the State of Washington in 1994 for the purpose of becoming a bank holding company for InterWest Bank (the "Bank"). On January 17, 1995, the stockholders of the Bank approved a plan to reorganize the Bank into the holding company form of ownership. The reorganization was completed on July 28, 1995, on which date the Bank became the wholly-owned subsidiary of Bancorp, and the stockholders of the Bank became stockholders of Bancorp. Prior to completion of the reorganization, Bancorp had no material assets or liabilities and engaged in no business activities. Subsequent to the acquisition of the Bank, Bancorp has engaged in no significant activity other than holding the stock of the Bank.

        InterWest Bank was organized in 1956 as Island Savings and Loan Association by two local business people who recognized the need to create a new business to help families obtain homes in the growing community of Oak Harbor on Whidbey Island. On July 5, 1957 Island Savings began operations as the first state-chartered stock savings and loan association in the State of Washington. By 1984, the name Island Savings and Loan Association had been outgrown both as a geographic description and as an indicator of the scope of the company's products and services. On May 30, 1984, the name InterWest Savings Bank was ratified unanimously by stockholders and board members. In March of 1987, the Bank acquired the assets of Home Savings and Loan Association. The purchase added $150 million in assets and five branch offices to the Bank's holdings.

        Effective August 31, 1996, Bancorp consummated the acquisition of Central Bancorporation ("Central"), Wenatchee, Washington, and its wholly-owned subsidiary, Central Washington Bank. The acquisition was accounted for by Bancorp as a pooling of interests. The acquisition of Central added 10 new branches in central Washington and provided Bancorp with an entrance into the business of commercial banking. This acquisition represented the initial steps of transforming Bancorp from a traditional thrift to a financial institution with business banking in its portfolio of products. In November 1996, the Bank changed its name from InterWest Savings Bank to InterWest Bank to reflect the expansion of its business.

        Continuing its commitment to commercial banking, on September 18, 1997 Bancorp entered into a definitive agreement to acquire Puget Sound Bancorp of Port Orchard, Washington. Puget Sound Bancorp is the holding company for First National Bank of Port Orchard which operates three commercial banking branch offices in western Washington. Puget Sound Bancorp had approximately $52.8 million of total assets as of September 30, 1997. It is anticipated that the merger will be completed during the first quarter of calendar year 1998, following the approval of the applicable regulatory authorities and the shareholders of Puget Sound Bancorp. It is planned that the merger will be accounted for as a pooling of interests by Bancorp under generally accepted accounting principles.

        A source of future growth will be through acquisitions. Bancorp believes it is in a unique position to acquire and effectively operate other financial institutions because of its management experience and its ability to provide centralized administrative services. Bancorp believes that many stockholders of other financial institutions are seeking to sell their institutions for a variety of reasons, including lack of stockholder liquidity, management succession problems, the difficulty of compliance with current banking regulations and increasing competition. Bancorp actively reviews proposals for various acquisition opportunities. Bancorp has established a due diligence review process to evaluate potential acquisitions and has established parameters for potential acquisitions relating to market factors, financial performance and certain nonfinancial factors. Successful completion of acquisitions by Bancorp depends on several factors such as the availability of suitable acquisition candidates, necessary regulatory and stockholder approval and compliance with applicable capital requirements.

        Today the Bank conducts its business through 39 full-service branch offices in 13 counties in western and central Washington State. These offices are located in towns, small cities, suburbs and metropolitan markets. The towns and small cities traditionally served by the Bank are generally outside Washington's most densely populated cities, such as Seattle and Spokane. Management believes it is easier to develop long-term customer relationships in outlying areas and that such relationships lead to increased repeat business and greater customer loyalty. The Bank has several initiatives designed to maintain high levels of customer service, including customer service monitoring and follow-up procedures. Management believes the Bank has developed such long-term relationships and that these relationships have resulted in increased profitability. Results from recent penetration into suburbs and markets indicates an acceptance of the Bank's product lines and delivery system in what has not been the Bank's "traditional" small city and town market.

        Investments are available through InterWest Financial Services, Inc., a wholly-owned subsidiary of the Bank and insurance is available through InterWest Insurance Agency, Inc., a partially-owned subsidiary of the Bank. Brokered loan products are available through Cornerstone Northwest Mortgage, Inc., a wholly-owned subsidiary of the Bank.

        NEW BRANCH OPENINGS. During the year ended September 30, 1997 the Bank opened new branches in Lake Stevens and Kirkland, Washington.

        KEY OPERATING RATIOS FOR INTERWEST BANCORP, INC. The table below sets forth certain performance ratios for the periods indicated.

                                                          Year Ended September 30,
                                              --------------------------------------------------
                                               1997      1996(2)    1995       1994       1993
                                               ----      -------    ----       ----       ----
KEY OPERATING RATIOS:

Return on average assets .............         1.12%      0.82%      1.08%      1.19%      1.31%

Return on average stockholders' equity        16.98      11.48      14.37      15.26      16.32

Average stockholders' equity to
 average assets ......................         6.60       7.12       7.52       7.77       8.03

Net interest margin ..................         3.35       3.53       3.37       3.88       4.22

Ratio of non-performing assets
 to total assets(1) ..................         0.58       0.54       0.45       0.61       0.82

Dividend payout ratio ................        23.40      32.25      18.60      18.54      15.73

(1) Non-performing assets consist of non-performing loans (including nonaccrual loans and certain other delinquent loans at the discretion of management) and real estate held for sale.

(2) Includes impact of nonrecurring SAIF assessment of $5.5 million and special charges primarily incurred in connection with the Central merger of $3.1 million.

NEW ACCOUNTING STANDARD

        In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share". This statement provides standards for computing net income per share and makes them comparable to international earnings per share standards. It requires dual presentation of basic and diluted net income per share on the face of the income statement. Basic net income per share will exclude dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share will reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the entity. This statement is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. Following the requirements of SFAS No. 128, Bancorp's basic net income per share was $2.53, $1.62 and $1.83 for the years ended September 30, 1997, 1996 and 1995, respectively. Diluted net income per share was $2.48, $1.58 and $1.80 for the years ended September 30, 1997, 1996 and 1995, respectively. See Note 2 of the Consolidated Financial Statements for a discussion of other new accounting standards that will have an impact on Bancorp.

YIELDS EARNED AND RATES PAID

        Bancorp's net income is significantly impacted by net interest income, which is the difference between the interest income received on interest-earning assets and interest paid on interest-bearing liabilities. Another indicator of an institution's net interest income is its "net interest margin" which is net interest income divided by average interest-earning assets.

        Historically, the Bank has had a mismatch between the maturities of its assets and liabilities because its customers have traditionally preferred short-term deposits and long-term loans. The Bank is sensitive to the potential change in interest rates and the resulting impact on net interest income. It has been an objective of management to reduce this sensitivity through the use of adjustable rate assets which enables the Bank to better match the duration of its deposit base with these types of assets. In addition to adjustable rate loans, the Bank uses a number of additional strategies to minimize the impact on earnings during significant changes in interest rates. The strategies utilized by the Bank to achieve this goal include: origination of short-term consumer and business loans; emphasis on issuing intermediate to long-term fixed rate certificates of deposit; sales of fixed-rate mortgage loans; efforts to increase non-interest bearing checking accounts; and purchases of adjustable rate and callable agency securities.

        The following table presents for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resulting yield and cost ratios, interest rate spread, ratio of interest-earning assets to interest-bearing liabilities and net interest margin for Bancorp. Average balances for the period have been calculated using the average of month-end balances during the years ended September 30, 1996 and 1995. Average balances for the year ended September 30, 1997 have been calculated using daily average balances. The difference between using daily average balances and the average of month-end balances is not material.

                                                                   Year Ended September 30,
                                               ----------------------------------------------------------------------
                                                           1997                                1996
                                               -----------------------------        ---------------------------------
                                               Average                Average       Average                 Average
                                               Balance     Interest   Yield/Cost    Balance    Interest    Yield/Cost
                                             ----------    --------   ----------  ----------   ---------   ----------
                                                                     (Dollars in Thousands)
Interest-earning assets:
 Loans receivable(1).....................    $1,041,835    $ 92,899      8.92%     $ 907,494   $  82,925       9.14%
 Securities available for sale and
   securities held to maturity...........       637,349      43,334      6.80        530,451      35,186       6.63
 Interest-earning deposits in banks......        24,034       1,778      7.40         38,430       2,802       7.29
                                             ----------    --------               ----------   ---------
   Total interest-earning
    assets...............................     1,703,218     138,011      8.10      1,476,375     120,913       8.19

Non-interest earning assets..............       109,088                               86,316
                                             ----------                           ----------

Total Assets.............................    $1,812,306                           $1,562,691
                                             ==========                           ==========

Interest-bearing liabilities:
 Savings accounts........................        95,460       2,340      2.45        102,120       2,569       2.52
 Checking accounts(2)....................       164,423       1,377      0.84        161,506       1,867       1.16
 Money market accounts...................       119,256       4,201      3.52         95,782       3,854       4.02
 Certificates of deposit.................       782,427      43,788      5.60        706,250      39,876       5.65
                                             ----------    --------                ---------    --------
   Total Deposits........................     1,161,566      51,706      4.45      1,065,658      48,166       4.52

FHLB advances, securities sold
  under agreements to repurchase
  and other borrowings...................       515,144      29,197      5.67        372,200      20,642       5.55
                                             ----------    --------                ---------    --------
Total interest-bearing
  liabilities............................     1,676,710      80,903      4.83      1,437,858      68,808       4.79
                                                           --------                             --------

Non-interest bearing
  liabilities............................        16,069                               13,566
                                             ----------                           ----------
    Total liabilities....................     1,692,779                            1,451,424

Stockholders' equity.....................       119,527                              111,267
                                             ----------                           ----------
Total liabilities and
  stockholders' equity...................    $1,812,306                           $1,562,691
                                             ==========                           ==========

Net interest income......................                  $ 57,108                              $52,105
                                                           ========                              =======

Interest rate spread......................                               3.27                                  3.40

Net interest margin ......................                               3.35                                  3.53

Ratio of average interest-earning
 assets to average interest-
 bearing liabilities......................          101.58%                              102.68%


                                                        Year Ended September 30,
                                                  -------------------------------------
                                                                  1995
                                                  -------------------------------------
                                                  Average                    Average
                                                  Balance      Interest     Yield/Cost
                                                  ---------    ---------    ------------
Interest-earning assets:
 Loans receivable(1).....................        $  814,898     $ 70,803       8.69%
 Securities available for sale and
   securities held to maturity...........           421,351       28,166       6.68
 Interest-earning deposits in banks......            20,957        1,295       6.17
                                                 ----------     --------
   Total interest-earning
    assets...............................         1,257,206      100,264       7.98

Non-interest earning assets..............            72,609
                                                 ----------

Total Assets.............................        $1,329,815
                                                 ==========

Interest-bearing liabilities:
 Savings accounts........................        $  111,538        3,275       2.94
 Checking accounts(2)....................           143,122        2,031       1.42
 Money market accounts...................            89,183        3,398       3.81
 Certificates of deposit.................           654,395       37,248       5.69
                                                 ----------     --------
   Total Deposits........................           998,238       45,952       4.60

FHLB advances, securities sold
  under agreements to repurchase
  and other borrowings...................           222,605       11,974       5.38
                                                 ----------     --------
Total interest-bearing
  liabilities............................         1,220,843       57,926       4.74
                                                                --------

Non-interest bearing
  liabilities............................             9,021
                                                 ----------
    Total liabilities....................         1,229,864

Stockholders' equity.....................            99,951
                                                 ----------
Total liabilities and
  stockholders' equity...................        $1,329,815
                                                 ==========

Net interest income......................                       $ 42,338
                                                                ========

Interest rate spread......................                                     3.24

Net interest margin ......................                                     3.37

Ratio of average interest-earning
 assets to average interest-
 bearing liabilities......................             102.98%

---------------
(1) Does not include interest on loans 90 days or more past due.
(2) Includes average non-interest bearing deposits of $60.5 million, $49.9 and $43.1 million for the years ended September 30, 1997, 1996 and 1995, respectively.

LENDING ACTIVITIES

        General. The principal lending activity of the Bank is the origination of single-family residential mortgage loans and, to a lesser extent, loans secured by income property, consumer loans, commercial loans and agricultural loans. The Bank typically requires that mortgage loans be secured by first liens on single-family, residential dwellings (one- to-four family units), land, developed lots and income property. The purpose of most real estate mortgage loans has been for the purchase or construction of single-family residential dwellings or refinancing of these properties, but some loans have been for acquisition or development of residential lots or permanent loans secured by income properties.

        As of September 30, 1997, $681.0 million, or 55.81 percent of the Bank's loan portfolio (before the deduction of undisbursed loan proceeds, deferred loan fees and discounts and allowance for losses on loans), consisted of loans secured by one-to-four family residential properties and $220.2 million, or
18.05 percent of total loans, consisted of income property loans (multi-family residential and commercial real estate loans). Real estate construction loans, which are primarily secured by one-to-four family residential properties, were $197.4 million or 16.18 percent of total loans as of September 30, 1997.

        The merger with Central provided the Bank with access to commercial lending. This initiated the process of changing the composition of the Bank's loan portfolio to that of a financial institution with less reliance on single-family lending as the primary loan product. The Bank will continue to focus loan origination efforts in commercial, agricultural and consumer lending. Growth in commercial, agricultural and consumer loans should shorten duration risk, produce higher net interest margin, create better protection from interest rate volatility and ultimately meet the needs of the Bank's individual and business customers.

        LOAN PORTFOLIO ANALYSIS. The following table sets forth the composition of the Bank's loan portfolio by type of loan as of the dates indicated.


                                                                 At September 30,
                               ---------------------------------------------------------------------------------------------------
                                       1997                 1996               1995                1994                1993
                               -------------------  -------------------  ------------------  -----------------   -----------------
                                  Amount   Percent    Amount    Percent   Amount   Percent    Amount   Percent    Amount    Percent
                               ----------  -------  ----------  -------  --------  --------  --------  -------   --------   ------
                                                                       (Dollars in Thousands)
Type of Loan:

Real estate mortgage loans:
  Single-family residential(1) $  681,012   55.82%  $  613,220    58.19%  $552,845   59.34%   $495,954    60.00%  $447,559   61.78%
  Multi-family residential ...     54,674    4.48       52,683     5.00     51,515    5.53      38,567     4.67     32,853    4.53
  Commercial .................    165,591   13.57      146,115    13.87    118,229   12.69      99,426    12.03     93,576   12.92
Real estate construction .....    197,445   16.18      151,194    14.35    128,544   13.80     126,455    15.30    103,526   14.29
                               ----------  ------   ----------   ------   --------  ------    --------   ------   --------  ------
   Total .....................  1,098,722   90.05      963,212    91.41    851,133   91.36     760,402    92.00    677,514   93.52

 Consumer loans ..............     63,133    5.18       54,109     5.13     45,996    4.96      34,946     4.22     28,929    3.99
 Commercial loans ............     28,729    2.35       23,580     2.24     20,571    2.21      18,398     2.23     11,167    1.54
 Agricultural loans ..........     29,549    2.42       12,873     1.22     13,659    1.47      12,801     1.55      6,856    0.95
                               ----------  ------   ----------   ------   --------  ------    --------   ------   --------  ------
   Total other loans .........    121,411    9.95       90,562     8.59     80,226    8.64      66,145     8.00     46,952    6.48
                               ----------  ------   ----------   ------   --------  ------    --------   ------   --------  ------

   Total gross loans .........  1,220,133  100.00%   1,053,774   100.00%   931,359  100.00%    826,547   100.00%   724,466  100.00%
                                =========  ======    =========   ======    =======  ======     =======   ======    =======  ======

Less:
 Undisbursed loan proceeds....    (86,677)             (60,187)            (38,305)            (49,217)            (40,785)
 Allowance for losses
   on loans...................     (8,667)              (8,074)             (6,078)             (5,663)             (4,444)
 Deferred loan fees
   and discounts..............    (10,078)              (9,542)             (8,886)             (8,676)             (7,628)
                                ---------             --------            --------            --------            --------
   Total loans receivable, net $1,114,711             $975,971            $878,090            $762,991            $671,609
                               ==========             ========            ========            ========            ========

---------------
(1) Includes construction loans converted to permanent loans.

LOAN MATURITY AND REPRICING

       The following table shows the contractual maturity of the Bank's gross loans at September 30, 1997. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, deferred loan fees and discounts and allowance for losses on loans. The table does not reflect any estimate of prepayments, which significantly shorten the average life of all loans and may cause the Bank's actual repayment experience to differ from that shown below.

                                                 After
                                  Within        One Year
                                   One          Through         After
                                   Year         5 Years        5 Years         Total
                                ----------     ----------     ----------     ----------
                                                      (In Thousands)
Real estate mortgage loans:
  Single-family residential     $    5,757     $   35,481     $  639,774     $  681,012
  Multi-family residential           2,336          1,323         51,015         54,674
  Commercial ..............         20,004         45,900         99,687        165,591
Real estate construction ..         51,770         32,352        113,323        197,445
Consumer loans ............         32,412         16,499         14,222         63,133
Commercial loans ..........         16,506          9,537          2,686         28,729
Agricultural loans ........         24,353          3,395          1,801         29,549
                                ----------     ----------     ----------     ----------
  Total loans .............     $  153,138     $  144,487     $  922,508     $1,220,133
                                ==========     ==========     ==========     ==========


        The following table sets forth the dollar amount of all loans due one year or more after September 30, 1997 which have fixed interest rates and have floating or adjustable interest rates.


                                Fixed      Floating or
                                Rates    Adjustable Rates
                                -----    ----------------
                                   (In Thousands)
Real estate mortgage loans:
  Single-family residential     $370,921     $304,334
  Multi-family residential         1,249       51,089
  Commercial ..............       21,031      124,556
Real estate construction ..       68,874       76,801
Consumer loans ............       20,274       10,447
Commercial loans ..........        5,807        6,416
Agricultural loans ........        2,557        2,639
                                --------     --------
  Total ...................     $490,713     $576,282
                                ========     ========


        Real Estate Mortgage Loans

        Single-Family Residential Loans. The primary lending activity of the Bank has been the granting of mortgage loans to enable borrowers to refinance and purchase existing dwellings or to construct new single-family dwellings on properties located within its primary market area. Management believes that focusing on single-family residential mortgage loans has been successful in contributing to interest income while keeping delinquencies and losses to a minimum. The Bank's single-family residential loan portfolio also includes loans on two- to four-family dwellings and manufactured homes.

         The Bank presently originates both fixed-rate loans and adjustable-rate mortgage loans ("ARMs") secured by one- to four-family properties with loan terms of up to 30 years. ARMs originated since 1988 have interest rates that adjust based upon changes in the pre-determined index for a period matching the repricing period of the loan. The majority of these loans provide that the amount of any increase or decrease in the interest rate is limited to one percentage point (upward or downward) per adjustment period which is typically six months and generally limited to four and one-half percentage points over the life of the loan. Borrower demand for ARMs versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and the rates and loan fees for ARMs.

        Commercial real estate and multi-family residential mortgage ("income property") loans. The Bank originates permanent loans on commercial real estate and multi-family residences with terms of up to 30 years. Currently, the Bank originates income property loans in its primary market area. The Bank's permanent income property loans are secured by improved property such as multi-family properties, office buildings and small commercial business properties, condominiums, churches, subdivision developments and strip shopping centers.

        Income property loans in the portfolio are generally made in amounts between $250,000 and $2.5 million. Commercial real estate and multi-family residential mortgage loans secured by income properties are generally larger and involve greater risks than residential mortgage loans because payments on loans secured by income properties are dependent on the successful operation or management of the properties. As a result, repayment of such loans may be subject to conditions in the real estate market or the economy to a greater extent than single-family residential real estate loans.

        Real Estate Construction. The Bank originates residential construction mortgage loans to residential owner-occupants (custom construction loans) and to contractors building residential properties for resale, as well as construction loans for condominiums, multi-family residential properties and land development on properties located within its primary market area. Of the total construction loans outstanding at September 30, 1997, $80.5 million was construction loans to builders and $116.9 million was construction loans to owner-occupants. Construction loans to owner-occupants generally have a term of six months and then are converted to single-family residential mortgage loans. Construction loans to builders generally are in amounts below $250,000 and are made with a terms of twelve to eighteen months. The Bank's construction loans to builders bear variable interest rates. Commitments to provide additional construction loan funds at September 30, 1997 totaled $86.7 million.

        The Bank's underwriting criteria are designed to evaluate and minimize the risks of each construction loan. Among other things, the Bank considers evidence of the availability of permanent financing for the borrower, the reputation of the borrower, the amount of the borrower's equity in the project, the independent appraisal and review of cost estimates, the pre-construction sale and leasing information, and the cash flow projections of the borrower. In addition, most of the construction loans granted by the Bank are secured by property in the Bank's local market area.

        The Bank's primary focus is on the origination of construction loans to owner-occupants. However, the Bank also focuses on making construction loans to builders with whom the Bank has an established relationship. Some of the construction loans made to builders are speculative loans, meaning that at the time the loan is made, the builder has not identified a purchaser for the finished home.

        Other Loans

        Management intends to increase the commercial, agricultural and consumer loan portfolios relative to real estate mortgage loans. To accomplish this strategy the Bank has added several experienced commercial banking management personnel to develop credit administration, consumer and business lending support, and added business relationship officers. This strategy should shorten duration risk, produce higher net interest margin, create better protection from interest rate volatility and ultimately meet the needs of the Bank's individual and business customers.

        Commercial Loans. Commercial loans include a wide range of loan types to small and medium sized businesses. A portion of these loans are commercial lines of credit with adjustable rates and maturities of less than one year. The remaining commercial loans include equipment and operational loans with terms generally not exceeding five years.
These loans are primarily secured by capital assets and inventory, although certain loans are unsecured.

        Agricultural Loans. Agricultural loans include seasonal production loans secured by crops and equipment. These loans generally have adjustable rates and maturities of less than one year. Agricultural loans also include loans secured by farmland. The majority of these loans have terms of less than five years and have adjustable rates.

        Consumer Loans. As of September 30, 1997, consumer loans, consisting of savings account loans, automobile loans, home equity loans and loans for other consumer purposes were approximately $63.1 million, or 5.2 percent of the Bank's total gross loan portfolio.

        Certain Underwriting Risks. Loans that are not secured by single family residences are integral to the Bank's asset and liability management program and reduce exposure to interest rate changes, such loans may entail additional risks compared to residential mortgage lending. Commercial real estate and real estate construction mortgage loans may involve large loan balances to single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the successful operation of the properties and thus may be subject to a greater extent to adverse conditions in the real estate market or in the economy generally. Real estate construction loans may involve additional risks because loan funds are advanced upon the security of the project under construction which is of uncertain value prior to the completion, delays may arise from labor problems, material shortages may be experienced and other unpredictable contingencies may occur. It is extremely important to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. Because of these factors, the analysis of prospective construction loan projects requires an expertise that is different in significant respects from the expertise required for residential real estate mortgage lending.

        Construction lending is generally considered to involve a higher degree of collateral risk than long-term financing of residential properties. The Bank's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value and marketability at completion of construction or development and the estimated cost (including interest) of construction. If the estimate of construction costs and the marketability of the property upon completion of the project prove to be inaccurate, the Bank may be required to advance additional funds to complete the development. Speculative construction loans have the added risk that if the borrower is unable to sell the completed project in a timely manner or obtain adequate proceeds to repay the loan, the loan may become nonperforming. Furthermore, if the estimate of value proves to be inaccurate, the Bank may have a loan on a project with a value insufficient to assure full repayment.

        Commercial and agricultural lending have increased risks as a result of dependence on income production for future repayment, and in certain circumstances, the lack of tangible collateral.

        Consumer lending may involve special risks, including decreases in the value of collateral and transaction costs associated with foreclosure and repossession.

        Mortgage Loan Solicitation, Processing and Underwriting. Loan originations are derived from a number of sources such as branch staff, builders, existing customers and referrals. Upon receipt of a loan application, a credit report and other information is ordered to verify specific information relating to the loan applicant's employment, income and credit standing. In the case of most real estate loans, an appraisal of the real estate intended to secure the proposed loan is undertaken by the Bank's appraisal staff or other qualified fee appraisers. Appraisals done by other qualified fee appraisers are selectively reviewed by the Bank's staff appraisers. Residential real estate mortgage loan documents used by the Bank conform to standards imposed by the Federal National Mortgage Association ("FNMA") and the FHLMC.

         The Bank's policy is to require borrowers to obtain certain types of insurance to protect its interest in the collateral securing the loan. The Bank requires a title insurance policy insuring that the Bank has a valid lien on the real estate. Fire and casualty insurance, as well as flood insurance, if applicable, also is required on collateral for loans.

         The Bank's lending practices limit the maximum loan to value ratio on conventional residential mortgage loans to 95 percent of either the appraised value of the property as determined by an qualified appraiser or the purchase price, whichever is less. The Bank, typically, requires private mortgage insurance on any home loans in excess of 80 percent of appraised value.

        The Board of Directors approves aggregate credit requests over $2.5 million. The Bank's loan committee, with two Board members, reviews applications for loans from $1.5 million to $2.5 million. A loan committee consisting of executive and senior officers reviews applications for loans up to $1.5 million.

        The Chairman of the Board, President, Chief Financial Officer and the Senior Vice President/Credit Administrator may approve loans up to $1.0 million. The Vice Chairman-Commercial Banking, Chief Lending Officer and Chief Administrative Officer may approve credits up to $500,000.

        Loan Originations, Purchases and Sales. Substantially all of the loans in the Bank's portfolio were originated by the Bank or its mortgage subsidiary, Cornerstone Northwest Mortgage, Inc. Mortgage loans are sold for cash on a non-recourse basis. During 1997, the Bank securitized and sold $86.9 million in fixed-rate mortgage loans. Of these loan securitizations, $43.1 million were sold immediately and $43.8 million were held for a period of time as securities available for sale. The Bank has infrequently purchased loans.

        In connection with such sales, the Bank generally retains the right to service the loans (i.e., collection of principal and interest payments), for which it generally receives a fee based on the difference between the rate paid to the investor and that collected from the borrower, which generally ranges from 1/4 percent to 1/2 percent of the unpaid balance of each loan. In accordance with SFAS No. 125 "Accounting for Transfers and Servicing of Assets and Extinguishments of Liabilities", the Bank capitalizes mortgage servicing rights when acquired either through the purchase or origination of mortgage loans that are subsequently sold or securitized with the servicing rights retained. Mortgage servicing rights are included in intangible assets and are amortized as an offset to services fees in proportion to and over the period of estimated net servicing income not to exceed 15 years.

       Loan Origination and Other Fees. On most real estate mortgage loans, the Bank receives loan origination fees and discount. Loan fees and discount are a percentage of the principal amount of the mortgage loan which are charged to the borrower for funding the loan. The Bank usually charges origination fees of 1.0 percent to 2.5 percent on one- to four-family residential real estate loans. Loan origination fees on long-term commercial real estate and real estate construction loans are usually 1.5 percent to 3.0 percent. Accounting standards require fees received and costs incurred for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Deferred fees and costs associated with loans that are sold are recognized as gain on sale of loans at the time of sale. The Bank had $10.1 million of net deferred loan fees and discounts at September 30, 1997.

       Loan origination fee income varies with the volume and type of loans made and purchased and with competitive conditions in mortgage markets, which in turn tend to vary in response to the demand and availability of money.

        The Bank also receives other fees and charges relating to existing loans, which include prepayment penalties, late charges and fees collected in connection with a change in borrower or other loan modifications. These fees and charges have not constituted a material source of income.

       Loan Servicing. The Bank sells loans to FHLMC and other financial institutions on a servicing-retained basis and receives fees in return for performing the traditional services of collecting payments and managing the loans. At September 30, 1997, the Bank was servicing $301.9 million of loans for others. Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items, such as private mortgage insurance. When the Bank receives the gross mortgage payment from individual borrowers, it remits to the investor in the mortgage a predetermined net amount based on the yield on that mortgage. The difference between the coupon on the underlying mortgage and the predetermined net amount paid to the investor is the gross loan servicing fee.

       Loan Commitments. The Bank issues commitments to make loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 30 days after approval, depending on the type of transaction. The Bank had unfunded commitments to originate real estate mortgage loans aggregating $209.9 million at September 30, 1997. Unfunded commitments on business and consumer credit lines totaled $42.3 million at September 30, 1997.

       Delinquent and Nonperforming Loans. When available information confirms that specific loans or portions thereof are uncollectible, these amounts are charged-off against the allowance for losses on loans. The existence of some or all of the following criteria will generally confirm that a loss has been incurred: the loan is significantly delinquent and the borrower has not evidenced the ability or intent to bring the loan current; the Bank has no recourse to the borrower, or if it does, the borrower has insufficient assets to pay the debt; the fair value of the loan collateral is significantly below the current loan balance, and there is little or no near-term prospect for improvement. A provision for losses on loans, which is a charge against operations, is added to the allowance for losses on loans based on ongoing assessments of credit risk in the loan portfolio.

       The Bank's procedures provide that when a loan becomes delinquent 15 days or more the borrower is given notice of such delinquency in writing. If the loan remains delinquent, the borrower is contacted, usually by phone, within 15 to 30 days. When the loan is over 30 days delinquent, the borrower is contacted in writing. Typically, the Bank will put a loan on non-accrual and initiate foreclosure action against the borrower when principal and interest become 90 days or more delinquent. The Bank develops an internal list as a management tool to help focus attention and efforts where they are needed most and to facilitate the evaluation of the adequacy of the allowance for losses on loans. This list of loans requiring special attention is reported to the Board of Directors on a periodic basis. As of September 30, 1997 and 1996, the Bank had $4.9 million and $3.2 million, respectively, of loans on nonaccrual.

       Real estate held for sale. Real estate held for sale includes property acquired by the Bank through foreclosure. The property is carried at the lower of its fair market value or the principal balance of the foreclosed loan. At September 30, 1997, the Bank had 27 foreclosed properties totaling $6.9 million, the largest of which was a 148-room motel property located in Columbia, South Carolina. The second largest foreclosed property is a land development project located in Fountain, Colorado. During the years ended September 30, 1997 and 1996, portions of this project were sold and gains of $210,000 and $302,000 were recorded, respectively.

       Real estate held for development. In 1989, the Bank granted a loan secured by approximately 80 acres of land in Mount Vernon, Washington, to finance the sale of property the Bank had acquired for development in 1978. In March 1990, the borrowers discovered two dump sites approximately one and one-half acres in total size. These dump sites were owned and operated by the City of Mount Vernon as a burning dump in the 1930's and 1940's. The Bank cooperated with the City of Mount Vernon in having all required environmental tests performed on the site to ascertain the level of toxicity that might be present. The findings of the reports indicated that there was a low level of toxicity. Due to the delays in development, the borrowers, Mount Vernon and Associates, and the Bank agreed to rescind the sale. The Bank took title to the entire 80-acre parcel by deed in lieu of foreclosure. The Bank has cooperated with the City of Mount Vernon, Skagit County Health Department and the Washington Department of Ecology to develop an independent remediation plan for the dump sites and has implemented that plan. The material from the smaller dump site was removed and consolidated with the materials from the larger dump site and the City of Mount Vernon now has title to the larger dump site and all of the area where the contaminants were located. The Bank has obtained the approval and permits to develop the remaining property in four phases consisting of a total of 248 dwelling units. At this time the construction of the first phase consisting of 64 single-family lots is complete and the lots are for sale on the real estate market. The third phase of the project is currently on the market as a multi-family building site. The second and fourth phases of the project consisting of 9 and 19 single family lots, respectively, are being held for future development. As of September 30, 1997, the property was estimated to have a fair value of $5.3 million using a discounted cash flow projection based on expected lot sales and future development costs. At September 30, 1997, the book value of the property was $5.1 million.

       The following table sets forth information with respect to the Bank's non-performing assets and restructured loans at the dates indicated.

                                                                At September 30,
                                           -----------------------------------------------------------
                                             1997        1996         1995         1994        1993
                                           -------      -------      -------      -------      -------
                                                       (Dollars in Thousands)
Loans accounted for on a
  nonaccrual basis:
Real estate mortgage loans:
  Single-family residential ..........     $ 3,181      $ 1,965      $   985      $   708      $ 1,024
  Multi-family residential ...........         407           --          900           --           --
  Commercial .........................         484          791          308          624          315
Real estate construction .............         123           --           --            3           --
Consumer loans .......................         411          184          109          122          144
Commercial loans .....................         173          225           71           84           79
Agricultural loans ...................          78           --           --          123          123
                                           -------      -------      -------      -------      -------
    Total ............................       4,857        3,165        2,373        1,664        1,685

Accruing loans which are contractually
  past due 90 days or more:
  Agricultural .......................          --           --           --          129           --
  Consumer ...........................          --           --           --            1           17
                                           -------      -------      -------      -------      -------
    Total ............................          --           --           --          130           17

Real estate owned ....................       6,945        6,053        4,178        5,926        6,332
                                           -------      -------      -------      -------      -------
Total nonperforming assets ...........     $11,802      $ 9,218      $ 6,551      $ 7,720      $ 8,034
                                           =======      =======      =======      =======      =======

Restructured loans ...................     $   948      $ 1,715      $ 1,958      $    --      $    --

Total loans delinquent
 90 days or more to
 net loans ...........................        0.44%        0.32%        0.27%        0.22%        0.25%

Total loans delinquent
 90 days or more to
 total assets ........................        0.24%        0.18%        0.16%        0.13%        0.17%

Total nonperforming assets
 to total assets .....................        0.58%        0.54%        0.45%        0.61%        0.82%

       Interest income that would have been recorded for the year ended September 30, 1997 had nonaccruing loans been current in accordance with their original terms amounted to approximately $354,000.

       The Bank utilizes four categories for problem loans: Special Mention, Substandard, Doubtful and Loss. The Bank uses a Special Mention category, described as loans which do not currently expose the Bank to a sufficient degree of risk to warrant classification but do possess certain credit deficiencies or potential weaknesses deserving management's close attention. Substandard loans have one or more defined weaknesses and are characterized by the possibility that the Bank will sustain some loss if the deficiencies are not corrected. Doubtful loans have the weaknesses of Substandard loans with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable and there is a high possibility of loss. A loan classified as Loss is the portion of the loan considered uncollectible. Amounts classified as Loss are charged- off immediately to the allowance for losses on loans. Assets classified as Substandard or Doubtful may require the institution to establish specific reserves as part of determining the allowance for losses on loans.

       The Bank's Substandard loans at September 30, 1997 totaled $9.8 million. Substandard loans are comprised of $5.5 million in single-family residential loans, $400,000 in multi-family residential loans, $1.6 million in commercial real estate loans, $300,000 in real estate construction loans, $400,000 in consumer loans, $1.0 million in commercial loans and $600,000 in agricultural loans. No loans were classified as Doubtful or Loss at September 30, 1997.

        Analysis of Allowance for Losses on Loans. In originating loans, the Bank recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the collateral securing the loan.

        The allowance for losses on loans is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, delinquency levels, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectibility may not be assured. The appropriate level of the allowance for losses on loans is estimated based upon factors and trends identified by management.

        While the Bank believes it has established its allowance for losses on loans in accordance with generally accepted accounting principles, there can be no assurance that in the future, regulators, when reviewing the Bank's loan portfolio, will not request the Bank to increase its allowance for losses on loans thereby impacting the Bank's financial condition and results of operations. In addition, because future events impacting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for losses on loans is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above.

     The following table sets forth an analysis of the Bank's allowance for losses on loans for the periods indicated.

                                                           Year Ended September 30,
                                        --------------------------------------------------------------
                                          1997         1996         1995          1994          1993
                                        -------       -------      -------       -------       -------
                                                         (Dollars in Thousands)
Allowance at beginning of period ..     $ 8,074       $ 6,078      $ 5,663       $ 4,444       $ 3,643
Provision for losses on loans .....       1,000         1,060          720           900         1,399
Provision pursuant to acquisition .          --           900           --            --            --
Provision acquired ................          --            --           --           393            --

Charge-offs:
 Real estate mortgage loans:
  Single-family residential .......         109            99          126           164           428
  Multi-family residential ........          --            --          142            --            --
  Commercial ......................          80             2           --            --           115
 Real estate construction .........          --            --           --            --            --
 Consumer loans ...................         429           228          276           142           280
 Commercial loans .................         142            31           61            15            76
 Agricultural loans ...............           2            --           --             5            13
                                        -------       -------      -------       -------       -------
   Total charge-offs ..............         762           360          605           326           912

Recoveries:
 Real estate mortgage loans:
  Single-family residential .....          39             6           20            84            15
  Commercial ....................          46            13           22            --            --
 Consumer loans .................         138            90           60            36             9
 Commercial loans ...............         132           287          194           127           116
 Agricultural loans .............          --            --            4             5           174
                                      -------       -------      -------       -------       -------
   Total recoveries .............         355           396          300           252           314
                                      -------       -------      -------       -------       -------
   Net recoveries (charge-offs) .        (407)           36         (305)          (74)         (598)
                                      -------       -------      -------       -------       -------
   Balance at end of period .....     $ 8,667       $ 8,074      $ 6,078       $ 5,663       $ 4,444
                                      =======       =======      =======       =======       =======

Ratio of allowance to total
 loans outstanding at the
 end of the period ..............        0.77%         0.82%        0.69%         0.74%         0.66%
Ratio of net charge-offs
 to average loans outstanding
 during the period ..............        0.04%         0.00%        0.04%         0.01%         0.10%

       The following table sets forth the allocation of the allowance for losses on loans by loan category for the periods indicated.

                                                                       September 30,
                               ----------------------------------------------------------------------------------------------------
                                    1997                1996                1995                 1994                 1993
                               --------------      --------------      --------------       --------------       ------------------
                                        % of                 % of                % of                 % of                 % of
                                        Loans in             Loans in            Loans in             Loans in             Loans in
                                        Each                 Each                Each                 Each                 Each
                                        Category             Category            Category             Category             Category
                                        to Total             to Total            to Total             to Total             to Total
                                Amount  Loans       Amount   Loans      Amount   Loans       Amount   Loans       Amount   Loans
                                ------  --------    ------   --------   ------   --------    ------   --------    ------   --------
                                                                   (Dollars in Thousands)
Real estate mortgage loans:
  Single-family residential... $1,919   55.82%      $1,457   58.19%      $1,314   59.34%      $1,178   60.00%     $1,063    61.78%
  Multi-family residential....    221    4.48          413    5.00          404    5.53          302    4.67         258     4.53
  Commercial..................    265   13.57        1,200   13.87          971   12.69          817   12.03         769    12.92
Real estate construction......    380   16.18          321   14.35          273   13.80          268   15.30         220    14.29
Consumer loans................    935    5.18          981    5.13          834    4.96          634    4.22         524     3.99
Commercial loans..............    710    2.35          350    2.24          308    2.21          233    2.23         398     1.54
Agricultural loans............     49    2.42          200    1.22          205    1.47          158    1.55         113     0.95
Unallocated...................  4,188     N/A        3,152     N/A        1,769     N/A        2,073     N/A       1,099      N/A
                               ------     ---       ------  -------      ------  ------       ------   -----      ------   ------
  Total allowance
   for losses on loans........ $8,667  100.00%      $8,074  100.00%      $6,078  100.00%      $5,663   100.00%    $4,444    100.00%
                               ======  =======      ======  =======      ======  ======       ======   ======     ======    ======

INVESTMENT ACTIVITIES

       Under Washington State law, savings banks are permitted to own government and government agency obligations, commercial paper, corporate debt, mutual fund shares, debt and equity obligations issued by creditworthy entities, whether traded on public securities exchanges or privately placed for investment purposes.

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

       The Bank has generally maintained liquidity in excess of regulatory guidelines. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives, management's judgment as to the attractiveness of the yields then available in relation to other opportunities, management's expectation of the level of yield that will be available in the future as well as management's projections as to the short term demand for funds to be used in the Bank's loan origination and other activities.

       Securities are categorized as held to maturity or available for sale, based upon management's intent as to the ultimate disposition of each security acquired. The Bank does not actively trade securities. Securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts over the terms of the securities, while securities classified as available for sale are reported at fair value, with unrealized gains and losses (net of deferred income taxes) reported as a net amount in a separate component of stockholders' equity. See Notes 3 and 4 to Consolidated Financial Statements regarding the Bank's securities available for sale and securities held to maturity.

       Securities Held to Maturity. The following table sets forth carrying values and estimated fair values for the Bank's securities held to maturity at the dates indicated.

                                                                     September 30,
                        --------------------------------------------------------------------------------------------------------
                                       1997                               1996                             1995
                        ----------------------------------  --------------------------------  ----------------------------------
                                     Estimated                         Estimated                         Estimated
                         Amortized     Fair     Percent of  Amortized    Fair     Percent of  Amortized     Fair     Percent of
                           Cost        Value    Portfolio     Cost       Value    Portfolio     Cost        Value    Portfolio
                         ---------   ---------- ----------  ---------  ---------- ----------  ---------  ----------  -----------
                                                                                       (Dollars in Thousands)
U.S. Government
 and Agency
 securities (1) .....    $ 49,738    $ 49,492     41.45%    $146,817    $146,044     61.84%    $ 52,952    $ 52,471     16.00%
Obligations of states
 and political
 subdivisions .......       3,706       3,723      3.09        3,802       3,808      1.60        5,341       5,387      1.61
Other securities ....      66,549      63,856     55.46       86,817      81,044     36.56      272,684     266,947     82.39
                         --------    --------    ------     --------    --------    ------     --------    --------    ------
         Total ......    $119,993    $117,071    100.00%    $237,436    $230,896    100.00%    $330,977    $324,805    100.00%
                         ========    ========    ======     ========    ========    ======     ========    ========    ======


The following table sets forth the maturities and weighted average yields of the securities held to maturity at September 30, 1997.

                            Less Than              One to            Five to           Over Ten
                             One Year            Five Years         Ten Years            Years
                         ----------------    ----------------  ------------------  -------------------
                         Amortized           Amortized          Amortized           Amortized
                           Cost     Yield      Cost     Yield     Cost     Yield     Cost       Yield
                         ---------  ------   ---------  -----   ---------  -----    ---------   ------
                                                      (Dollars in Thousands)
U.S. Government
 and Agency
 securities (1) .....    $   300    5.19%    $20,093    6.59%    $  --        --%    $29,345     6.42%
Obligations of states
 and political
 subdivisions .......        936    3.79       2,562    4.42        208     5.36           --      --
Other securities ....         --                  --      --         --       --       66,549    6.51
                         -------             -------             ------               -------
         Total ......    $ 1,236    4.12     $22,655    6.33     $  208     5.36      $95,894    6.47
                         =======             =======             ======               =======

     Securities Available for Sale. The following table sets forth the Bank's securities available for sale portfolio at the dates indicated.

                                                                      September 30,
                                    --------------------------------------------------------------------------------------
                                             1997                          1996                           1995
                                    -------------------------     -------------------------      -------------------------
                                    Estimated                     Estimated                      Estimated
                                    Fair           Percent of     Fair           Percent of      Fair           Percent of
                                    Value          Portfolio      Value          Portfolio       Value          Portfolio
                                    ----------     ----------     ----------     ----------      ----------     ---------
                                                               (Dollars in Thousands)
U.S. Government and
 Agency Securities...............    $375,708       73.47%         $93,902        25.51%         $25,738          18.22%
SBA Certificates.................      61,160       11.96           71,037        19.30           71,286          50.46
Obligations of states and
 political subdivisions..........         681        0.13            5,115         1.39              102           0.07
Other securities.................      73,805       14.44          198,069        53.80           44,146          31.25
                                     --------      ------         --------       ------         --------         -----
   Total.........................    $511,354      100.00%        $368,123       100.00%        $141,272         100.00%
                                     ========      ======         ========       ======         ========         ======


     The following table sets forth the maturities and weighted average yields of the Bank's securities available for sale portfolio at September 30, 1997.


                                          Less Than              One to                    Five to                Over Ten
                                          One Year             Five Years                 Ten Years                 Years
                                       ---------------     ------------------        ------------------       -------------------
                                       Estimated           Estimated                 Estimated                Estimated
                                       Fair                Fair                      Fair                     Fair
                                       Value     Yield     Value        Yield        Value        Yield       Value        Yield
                                       --------- -----     ---------    -----        ----------   -----       ---------    ------
                                                                    (Dollars in Thousands)
U.S. Government and
 Agency Securities.................     $ --        --%     $262,182     6.54%        $10,219      6.33%       $103,307     6.71%
SBA Certificates...................       --        --            --       --          11,683      8.33          49,477     7.89
Obligations of states and
 political subdivisions............      512      4.90            65     5.86              --        --             104     5.37
Other securities...................       --        --            --       --           3,245      7.40          70,560     6.58
                                        ----                --------                  -------                  --------
   Total...........................     $512      4.90      $262,247     6.53         $25,147      7.35        $223,448     6.91
                                        ====                ========                  =======                  ========

       The following table presents the name of the issuer and the aggregate amortized cost and aggregate estimated fair value of the securities of each issuer for those securities in the Bank's portfolio whereby the aggregate amortized cost exceeds 10 percent of Bancorp's stockholders' equity as of September 30, 1997.

                                                                        Estimated
                                                   Amortized Cost       Fair Value
                                                   --------------       ----------
                                                          (In Thousands)
Chase Mortgage Finance Corporation.................   $21,631             $20,896

DLJ Mortgage Acceptance Corporation................    18,208              18,153

GE Capital Mortgage Services, Inc..................    56,827              53,899

Greenwich Capital Acceptance Inc...................    13,606              13,621


DEPOSIT ACTIVITIES AND BORROWINGS

 Deposits. The Bank offers various types of deposit accounts, including savings, checking accounts, money market type accounts and a variety of certificate accounts. Deposit accounts vary as to terms, with the principal differences being the minimum balance required, the time period the funds must remain on deposit, the interest rate and the deposit or withdrawal option. The Bank has rarely relied on brokered deposits, but has relied on generating deposits through a marketing strategy that employs a sales staff responsible for generating deposits as well as fee products. Transaction deposit accounts offer the Bank an opportunity to market other products to these customers.

        The following table indicates the amount of the Bank's certificates of deposit with balances equal to or greater than $100,000 classified by time remaining until maturity as of September 30, 1997.

                                                   Certificates
Maturity Period                                    of Deposit
---------------                                    ----------
                                                  (In Thousands)
Three months or less............................     $125,961
Three through six months........................       41,182
Six through twelve months.......................       66,099
Over twelve months..............................       59,943
                                                     --------
    Total.......................................     $293,185
                                                     ========

        The following table sets forth the balances and changes in dollar amount of deposits in the various types of accounts offered by the Bank at the dates indicated.

                                                                          At September 30,
                                      --------------------------------------------------------------------------------------------
                                                      1997                                1996                      1995
                                      ----------------------------------    -------------------------------   --------------------
                                                   Percent                               Percent                           Percent
                                                     of        Increase                    of      Increase                 of
                                        Amount      Total     (Decrease)     Amount       Total   (Decrease)    Amount      Total
                                      ----------   -------    ----------    ----------   -------  ----------  ----------   -------
                                                                        (Dollars in Thousands)
Non-interest bearing deposits........    $66,205      5.65%     $8,625      $   57,580      5.14%   $10,390     $ 47,190      4.54%
Interest bearing checking accounts...    103,301      8.82       4,029          99,272      8.85     (1,193)     100,465      9.66
Money market accounts................    128,008     10.93      15,394         112,614     10.05     12,561      100,053      9.62
Savings accounts.....................     94,686      8.08      (5,316)        100,002      8.92     (1,875)     101,877      9.79
Certificates.........................    779,240     66.52      27,965         751,275     67.04     60,550      690,725     66.39
                                      ----------    ------     -------      ----------    ------    -------   ----------    -------
     Total........................... $1,171,440    100.00%    $50,697      $1,120,743    100.00%   $80,433   $1,040,310    100.00%
                                      ==========    =======    =======      ==========    ======    =======   ==========    ======

       Borrowings. The Federal Home Loan Bank ("FHLB") functions as a central reserve bank providing credit for member financial institutions. As a member, the Bank is required to own capital stock in the FHLB, and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally securities that are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made to members pursuant to several different programs. These programs are generally tailored to the institution's need while still reflecting market terms and conditions. The Bank relies upon advances from the FHLB to supplement its supply of lendable funds and to meet liquidity guidelines. The rates on these advances vary from time to time in response to general economic conditions. At September 30, 1996, the Bank had advances totaling $470.2 million from the FHLB at interest rates ranging from
4.36 percent to 6.40 percent.

       The Bank uses the securities market as a vehicle for borrowing by utilizing its securities available for sale and securities held to maturity as collateral. At September 30, 1997, the Bank has $259.0 million outstanding in securities sold under agreement to repurchase at interest rates ranging from
5.03 percent to 6.43 percent. These borrowings are collateralized by securities with a fair value exceeding the face value of the borrowings.

        The following table sets forth certain information regarding borrowings by the Bank during the periods indicated:

                                                            At or For the
                                                             Year Ended
                                                            September 30,
                                                 ------------------------------------
                                                   1997          1996          1995
                                                 --------      --------      --------
                                                        (Dollars in Thousands)
Maximum amount outstanding at any
 month end during the period:
   FHLB advances ...........................     $470,172      $378,499      $268,256
   Securities sold under agreements
    to repurchase ..........................      258,993       119,945        41,090

Approximate average amount outstanding
  during the period:
   FHLB advances ...........................      332,682       310,897       190,944
   Securities sold under agreements
    to repurchase ..........................      183,246        56,285        26,434

Balance outstanding at end of period:
   FHLB advances ...........................      470,172       336,839       268,256
   Securities sold under agreements
    to repurchase ..........................      258,993       119,945        40,734

Approximate weighted average rate paid
  during the period:
   FHLB advances ...........................         5.64%         5.52%         5.23%
   Securities sold under agreements
    to repurchase ..........................         5.66          5.67          5.94

Weighted average rate paid at end of period:
   FHLB advances ...........................         5.68          5.50          5.61
   Securities sold under agreements
    to repurchase ..........................         5.66          5.45          5.84

PERSONNEL

         As of September 30, 1997, Bancorp, including its subsidiaries, had 621 full-time equivalent employees. Bancorp believes that employees play a vital role in the success of a service company such as Bancorp and that Bancorp's relationship with its employees is excellent. Executive management has worked together as a team for more than 20 years and turnover among management employees is minimal. Employees enjoy a responsive work environment with a wide range of benefits including child care reimbursement, medical and dental insurance, access to retirement plans, and continuing education.

         All of Bancorp's employees are able to earn incentives, rewards, and recognition for performance in sales and service. Management believes that quality service backed by extensive training in sales, technical skills, product knowledge, and motivation is the primary reason for Bancorp's continued growth and profitability. All personnel within Bancorp have immediate access to senior management for concerns, ideas, and suggestions, and are encouraged to communicate regularly. The employees are not represented by a collective bargaining unit.

COMPETITION

         At September 30, 1997, Bancorp was the second largest bank holding company with headquarters located in the State of Washington based on total assets. The Bank faces strong competition in attracting deposits and in originating real estate loans. Its most direct competition for deposits has historically come from other savings institutions, credit unions and commercial banks located in its primary market area. As with all banking organizations, the Bank has experienced increasing competition from nonbanking sources, including mutual funds, corporate and governmental debt securities and other investment alternatives. The Bank's competition for loans comes principally from other savings institutions, commercial banks, credit unions and mortgage banking companies. Many of the Bank's competitors have more significant financial resources, larger market share and greater name recognition than the Bank. The existence of such competitors may make it difficult for Bancorp to achieve its financial goals.

         The Bank competes for loans principally through the efficiency and quality of the services it provides borrowers, real estate brokers and home builders and the interest rates and loan fees it charges. It competes for deposits by offering depositors a wide variety of savings accounts, checking accounts and other services. Deposit relationships are actively solicited through a sales and service system.

         Competition has further increased as a result of Washington banking laws which permit statewide branching of Washington-domiciled financial institutions and out-of-state holding companies acquiring Washington-based financial institutions.


                           SUPERVISION AND REGULATION

INTRODUCTION

        The following refers to certain statutes and regulations affecting the banking industry. These references are only intended to provide brief summaries and therefore, are not complete and are qualified by the statutes and regulations referenced. In addition, due to the numerous statutes and regulations which apply to and regulate the operation of the banking industry, many are not referenced below.

BANCORP

        GENERAL. Bancorp is a bank holding company by virtue of its ownership of InterWest Bank, and is registered as such with the Federal Reserve Bank ("FRB"). As a bank holding company, Bancorp is subject to the Bank Holding Company Act ("BHCA"), which governs and subjects Bancorp and the Bank to supervision and examination by the FRB. Under the BHCA, Bancorp files with the FRB an annual report of its operations and such additional information as the FRB may require.

        BANK HOLDING COMPANY STRUCTURE. In general, the BHCA limits bank holding company business to owning or controlling banks and engaging in other banking-related activities. Certain recent legislation designed to expand interstate branching and relax federal restrictions on interstate banking may expand opportunities for bank holding companies (see below under "Regulation of Banking Subsidiaries - Recent Federal Legislation - Interstate Banking and Branching"). However, the impact that this legislation may have on Bancorp and the Bank is unclear at this time.

        FRB REGULATION. Bank holding companies must obtain the FRB's approval before they: (1) acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, they would own or control, directly or indirectly, more than 5% of the voting shares of such bank; (2) merge or consolidate with another bank holding company; and (3) acquire substantially all of the assets of any additional banks. Until September of 1995, the BHCA also prohibited bank holding companies from acquiring any such interest in any bank or bank holding company located in a state other than the state in which the bank holding company was located, unless the laws of both states expressly authorized the acquisition. Now, subject to certain state laws, such as age and contingency laws, a bank holding company that is adequately capitalized and adequately managed may acquire the assets of an out-of-state bank.

        CONTROL OF NONBANKS. With certain exceptions, the BHCA also prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares in any company other than a bank or a bank holding company unless the FRB finds Bancorp's business to be incidental to the business of banking. When making this determination, the FRB in part considers whether allowing a bank holding company to engage in those activities would offer advantages to the public that would outweigh possible adverse effects.

        The Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("Economic Growth Act") amended the BHCA to eliminate the requirement that a bank holding company seek FRB approval before engaging de novo in permissible nonbanking activities, if the holding company is well capitalized and meets certain other criteria specified in the statute. A bank holding company meeting the specifications is now required only to notify the FRB within 10 business days after the activity has begun. The FRB has issued a final rule incorporating the changes enacted by the Economic Growth Act, and as of April 21, 1997, a well-run bank holding company, without any prior notice or FRB approval, may commence immediately any activity that is currently or at the time of commencement included in the FRB's list of acceptable nonbanking activities.

        Acceptable nonbanking activities include: (1) operating an industrial loan company, mortgage company, finance company, trust company, or credit card company; (2) performing certain data processing operations; and (3) providing investment and financial advice. In contrast, prohibited nonbanking activities include real estate brokerage and syndication, land development, property management, and the underwriting of life insurance not related to credit transactions. From time to time, the FRB may add to or delete from the list of activities permissible for bank holding companies.

        CONTROL TRANSACTIONS. The Change in Bank Control Act of 1978, as amended, requires a person or group of persons acquiring "control" of a bank holding company to provide the FRB with at least 60 days' prior written notice of the proposed acquisition. Following receipt of this notice, the FRB has 60 days to issue a notice disapproving the proposed acquisition, but the FRB may extend this time period for up to another 30 days. An acquisition may be completed before the disapproval period expires if the FRB issues written notice of its intent not to disapprove the action. Under a rebuttable presumption established by the FRB, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under
Section 12 of the Exchange Act would, under the circumstances set forth in the presumption, constitute the acquisition of control. In addition, any "company" would be required to obtain the approval of the FRB under the BHCA before acquiring 25% (5% if the "company" is a bank holding company) or more of the outstanding shares of Bancorp, or otherwise obtain control over Bancorp.

        TRANSACTIONS WITH AFFILIATES. Bancorp and the Bank are deemed affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. These restrictions apply to Bancorp and the Bank through the BHCA, which provide that transactions between an insured subsidiary of a holding company and its affiliates are subject to the restrictions applicable to transactions between banks that are members of the Federal Reserve System and their affiliates in accordance with Sections 23A and 23B of the Federal Reserve Act. Generally, Sections 23A and 23B: (1) limit the extent to which the financial institution or its subsidiaries may engage in "covered transactions" with an affiliate, as defined, to an amount equal to 10% of such institution's capital and surplus and an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital and surplus, and (2) require all transactions with an affiliate, whether or not "covered transactions," to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

        REGULATION OF MANAGEMENT. Federal law: (1) sets forth the circumstances under which officers or directors of a financial institution may be removed by the institution's federal supervisory agency; (2) places restraints on lending by an institution to its executive officers, directors, principal stockholders, and their related interests; and (3) prohibits management personnel from serving as a director or in other management positions of another financial institution whose assets exceed a specified amount or which has an office within a specified geographic area.

        FIRREA. The Financial Institution Reform, Recovery and Enforcement Act of 1989 ("FIRREA") became effective on August 9, 1989. Among other things, this far-reaching legislation (1) phased in significant increases in the FDIC insurance premiums paid by commercial banks; (2) created two deposit insurance pools within the FDIC, one to insure commercial bank and savings bank deposits and the other to insure savings association deposits; (3) for the first time, permitted bank holding companies to acquire healthy savings associations; (4) permitted commercial banks that meet certain housing-related asset requirements to secure advances and other federal services from their local Federal Home Loan Banks; and (5) greatly enhanced the regulators' enforcement powers by removing procedural barriers and sharply increasing the civil and criminal penalties for violating statutes and regulations.

        TIE-IN ARRANGEMENTS. Bancorp and the Bank, are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither Bancorp, nor the Bank may condition an extension of credit on either (1) a requirement that the customer obtain additional services provided by it or (2) an agreement by the customer to refrain from obtaining other services from a competitor. Effective April, 1997, the FRB has adopted significant amendments to its anti-tying rules that: (1) remove FRB-imposed anti-tying restrictions on bank holding companies and their non-bank subsidiaries; (2) create exemptions from the statutory restriction on bank tying arrangements to allow banks greater flexibility to package products with their affiliates; and (3) establish a safe harbor from the tying restrictions for certain foreign transactions. These amendments are designed to enhance competition in banking and nonbanking products and allow banks and their affiliates to provide more efficient and lower-cost service to customers. However, the impact of the amendments on Bancorp and the Bank is unclear at this time.

        STATE LAW RESTRICTIONS. As a corporation chartered under the laws of the State of Washington, Bancorp may be subject to certain limitations and restrictions as provided under applicable Washington corporate laws.

        SECURITIES REGISTRATION AND REPORTING. Bancorp Common Stock is registered as a class with the SEC under the Securities Exchange Act of 1934 and thus is subject to the periodic reporting and proxy solicitation requirements and the insider-trading restrictions of that Act. The periodic reports, proxy statements, and other information filed by Bancorp under that Act can be inspected and copied at or obtained from the Washington, D.C., office of the SEC. In addition, the securities issued by Bancorp are subject to the registration requirements of the Securities Act of 1933 and applicable state securities laws unless exemptions are available.

THE BANK

        GENERAL. Applicable federal and state statutes and regulations governing a bank's operations relate, among other matters, to capital requirements, required reserves against deposits, investments, loans, legal lending limits, certain interest rates payable, mergers and consolidations, borrowings, issuance of securities, payment of dividends (see below), establishment of branches, and dealings with affiliated persons. The FDIC has authority to prohibit banks under their supervision from engaging in what they consider to be an unsafe and unsound practice in conducting their business.

        InterWest Bank is a state-chartered savings bank subject to extensive regulation and supervision by the Washington Department of Financial Institutions Division of Banks (the "Division"), and under state law, savings banks in Washington also generally have all of the powers that federal mutual savings banks have under federal laws and regulations. The Bank is also subject to regulation and examination by the FDIC, which insures the deposits of the Bank to the maximum extent permitted by law and by requirements established by the FRB. The federal laws that apply to the Bank regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for loans. The laws and regulations governing the Bank generally have been promulgated to protect depositors and not to protect stockholders of such institutions or their holding companies.

        The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires federal banking regulators to adopt regulations or guidelines in a number of areas to ensure bank safety and soundness, including: internal controls; credit underwriting; asset growth; management compensation; ratios of classified assets to capital; and earnings. FDICIA also contains provisions which are intended to change independent auditing requirements; restrict the activities of state-chartered insured banks; amend various consumer banking laws; limit the ability of "undercapitalized banks" to borrow from the FRB's discount window; and require regulators to perform annual on-site bank examinations and set standards for real estate lending.

        FORMAL SUPERVISORY ACTION. A compliance examination of the Bank performed by the FDIC as of July 15, 1996 disclosed reimbursable violations of the Truth in Lending Act and resulted in a less than satisfactory compliance rating. As a result of this examination and in an effort to address these matters, the Bank and its Board of Directors of the Bank entered into a Memorandum of Understanding ("MOU") with the FDIC dated as of February 10, 1997.

        The Board of Directors of the Bank has taken actions to comply with the terms and provisions of the MOU that included the hiring of a Compliance Officer and the development of a formal Compliance Policy. Monetary restitution (which in the aggregate, was not material) has been made to customers for Truth in Lending violations and procedures have been implemented to prevent reoccurrence of further violations. The Bank has provided quarterly written reports detailing the actions taken to comply with the MOU. Results from a recent FDIC review in July 1997 confirmed that significant progress has been made towards compliance with the terms of the MOU. The next FDIC compliance examination will occur during calendar year 1998.

        LOANS-TO-ONE BORROWER. The Bank is subject to limitations on the aggregate amount of loans that it can make to any one borrower, including related entities. Applicable regulations generally limit loans-to-one borrower to 15 to 20% of unimpaired capital and surplus. As of September 30, 1997, the Bank was in compliance with applicable loans-to-one borrower requirements.

        FDIC INSURANCE. Generally, customer deposit accounts in banks are insured by the FDIC for up to a maximum amount of $100,000. The FDIC has adopted a risk-based insurance assessment system under which depository institutions contribute funds to the Bank Insurance Fund ("BIF") and/or the Savings Association Insurance Fund ("SAIF"), as applicable, based on their risk classification.

        On September 30, 1996, the Deposit Insurance Funds Act of 1996 ("Funds Act") was enacted. The Funds Act provides, among other things, for the recapitalization of the SAIF through a special assessment on all depository institutions that hold SAIF insured deposits.
The one-time assessment was designed to place the SAIF at its 1.25 reserve ratio goal.

        The Funds Act, for the three year period beginning in 1997, subjects BIF insured deposits to a Financing Corporation ("FICO") premium assessment on domestic deposits at one-fifth the premium rate (approximately 1.3 basis points) imposed on SAIF insured deposits (approximately 6.5 basis points). Beginning in the year 2000, BIF insured institutions will be required to pay the FICO obligations on a pro-rata basis with all thrift institutions; annual assessments are expected to equal approximately 2.4 basis points until 2017, to be phased out completely by 2019.

        For the remainder of 1997 and until further action by the FDIC, BIF premiums will be maintained at their current level.

        Banking regulators are empowered under the Funds Act to prohibit insured institutions and their holding companies from facilitating or encouraging the shifting of deposits from the SAIF to the BIF in order to avoid higher assessment rates. The Funds Act also provides for the merger of the BIF and SAIF on January 1, 1999, only if no thrift institutions exist on that date. It is expected that Congress will continue to address comprehensive legislation on the merger of the funds and elimination of the thrift charter.

        The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law. The insurance may be terminated permanently, if the institution has no tangible capital. If deposit insurance is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, will continue to be insured for a period of six months to two years, as determined by the FDIC.

         CAPITAL ADEQUACY REQUIREMENTS. The FRB and the FDIC (collectively, the "Agencies") have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. Failure to achieve and maintain adequate capital levels may give rise to supervisory action through the issuance of a capital directive to ensure the maintenance of required capital levels.

         The current guidelines require all federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common stockholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and the allowance for losses on loans. Total capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and the allowance for losses on loans up to 1.25% of risk-weighted assets. The Bank has not received any notice indicating that it will be subject to higher capital requirements.

         Under these guidelines, banks' assets are given risk-weights of 0%, 20%, 50% or 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans (both carry a 50% rating). Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds (which have a 50% rating) and direct obligations of or obligations guaranteed by the United States Treasury or United States Government Agencies (which have a 0% rating).

         The Agencies have also implemented a leverage ratio, which is equal to Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to limit the maximum degree to which a bank may leverage its equity capital base. The minimum required leverage ratio for top-rated institutions is 3%, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points. Any institution operating at or near the 3% level is expected to have well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity and good earnings, and in general, to be a strong banking organization without any supervisory, financial or operational weaknesses or deficiencies. Any institutions experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

         PROMPT CORRECTIVE ACTION. Regulations adopted by the Agencies as required by FDICIA impose even more stringent capital requirements. The regulators require the FDIC and other Federal Banking Agencies to take certain "prompt corrective action" when a bank fails to meet certain capital requirements. The regulations establish and define five capital levels: (1) "well-capitalized," (2) "adequately capitalized," (3) "undercapitalized," (4) "significantly undercapitalized" and (5) "critically undercapitalized." To qualify as "well-capitalized," an institution must maintain at least 10% total risk-based capital, 6% Tier 1 risk-based capital, and a leverage ratio of no less than 5%. Increasingly severe restrictions are imposed on the payment of dividends and management fees, asset growth and other aspects of the operations of institutions that fall below the category of being "adequately capitalized" (which requires at least 8% total risk-based capital, 4% Tier 1 risk-based capital, and a leverage ratio of at least 4%). Undercapitalized institutions are required to develop and implement capital plans acceptable to the appropriate federal regulatory agency. Such plans must require that any company that controls the undercapitalized institution must provide certain guarantees that the institution will comply with the plan until it is adequately capitalized. As of the date of this filing, neither Bancorp, nor the Bank were subject to any regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure.

         In August of 1995, the Federal Banking Agencies adopted a final rule implementing the portion of Section 305 of FDICIA that requires the banking agencies to revise their risk-based capital standards to ensure that those standards take adequate account of interest rate risk. Effective September 1, 1995, when evaluating the capital adequacy of a bank, the Federal Banking Agencies' examiners will consider exposure to declines in the economic value of the bank's capital due to changes in interest rates. A bank may be required to hold additional capital for interest rate risk if it has a significant exposure or a weak interest rate risk management process.

        RESTRICTIONS ON CAPITAL DISTRIBUTIONS. Dividends paid to Bancorp by the Bank are a material source of Bancorp's cash flow. Various federal and state statutory provisions limit the amount of dividends the Bank is permitted to pay to Bancorp without regulatory approval. FRB policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset qualify, and overall financial condition.

        If, in the opinion of the applicable federal banking agency, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the institution, could include the payment of dividends), the agency may require, after notice and hearing, that such institution cease and desist from such practice. In addition, the FRB and the FDIC have issued policy statements which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings.

        According to Washington law, the Bank may not declare or pay a cash dividend on its capital stock if it would cause its net worth to be reduced below (1) the amounts required for liquidation accounts or (2) the net worth requirements, if any, imposed by the Director of the Division. Dividends on the Bank's capital stock may not be paid in an aggregate amount greater than the aggregate retained earnings of the Bank, without the approval of the Director of the Division.

        FEDERAL RESERVE SYSTEM. The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily checking accounts) and non-personal time deposits. Currently, reserves of 3% must be maintained against total transaction accounts of $49.8 million or less (after a $4.2 million exemption), and an initial reserve of 10% (subject to adjustment by the FRB to a level between 8% and 14%) must be maintained against that portion of total transaction accounts in excess of such amount. On September 30, 1997, the Bank was in compliance with applicable requirements.

        The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy applicable liquidity requirements. Because required reserves must be maintained in the form of vault cash or a non-interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the earning assets the Bank.

RECENT FEDERAL LEGISLATION

         INTERSTATE BANKING AND BRANCHING. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Act") generally permits nationwide interstate banking and branching by relaxing federal law restrictions on interstate banking and providing general authorization for interstate branching. Subject to certain state laws, such as age and contingency laws, the Interstate Act allows adequately capitalized and adequately managed bank holding companies to purchase the assets of out-of-state banks. Additionally, since June 1, 1997, the Interstate Act permits interstate bank mergers, subject to these state laws, unless the home state of either merging bank has "opted-out" of these provisions by enacting "opt-out" legislation. The Interstate Act does allow states to impose certain conditions on interstate bank mergers within their borders; for example, states may require that the in-state merging bank exist for up to five years before the interstate merger. Under the Interstate Act, states may also "opt-in" to de novo branching, allowing out-of-state banks to establish de novo branches within the state.

        In 1996, Washington enacted "opting in" legislation authorizing interstate mergers pursuant to the Interstate Act. Accordingly, as of June 6, 1996, an out-of-state bank holding company may now acquire more than 5% of the voting shares of a Washington-based bank, regardless of reciprocity, provided such bank or its predecessor has been doing business for at least five years prior to the acquisition. Further, an out-of-state bank may engage in banking in Washington if the requirements of Washington's interstate banking statute are met, and the bank either (1) was lawfully engaged in banking in Washington on June 6, 1996, (2) resulted from an interstate combination pursuant to Washington law, (3) resulted from a relocation of a head office of a state bank or a main office of a national bank pursuant to federal law, or (4) resulted from the establishment of a savings bank branch in compliance with applicable Washington law. Additionally, the Director of the Division may approve interstate combinations if the basis for such approval does not discriminate against out-of-state banks, out-of-state holding companies, or their subsidiaries.

        REGULATORY IMPROVEMENT. In 1994, Congress enacted the Community Development and Regulatory Improvement Act ("Regulatory Improvement Act"), with the intent of, among other things, reducing the regulatory burden on financial institutions. This Act is intended to streamline certain regulatory procedures and relax certain regulatory compliance requirements. In addition, the Regulatory Improvement Act specifically directs each federal banking agency to review and streamline its regulations and written supervisory policies.

        At this time, the full impact that the Interstate Act and the Regulatory Improvement Act might have on Bancorp is impossible to predict.

REGULATORY ENFORCEMENT AUTHORITY

        The enforcement powers available to federal banking regulators are substantial and include, among other things, the ability to assess civil monetary penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, enforcement actions must be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions, or inactions, may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. Applicable law also requires public disclosure of final enforcement actions by the federal banking agencies.


                                    TAXATION

FEDERAL TAXATION

        GENERAL. Bancorp and the Bank report their income on a fiscal year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or Bancorp. The Bank has not been audited by the IRS during the past five years. Reference is made to Note 14 of the Notes to the Consolidated Financial Statements contained in the Annual Report for additional information concerning the income taxes payable by Bancorp.

        TAX BAD DEBT RESERVES. For taxable years beginning prior to January 1, 1996, savings institutions such as the Bank which met certain definitional tests primarily relating to their assets and the nature of their business ("qualifying thrifts") were permitted to establish a reserve for bad debts and to make annual additions thereto, which additions may, within specified formula limits, have been deducted in arriving at their taxable income. The Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, may have been computed using an amount based on the Bank's actual loss experience, or a percentage equal to 8 percent of the Bank's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the nonqualifying reserve. The Bank's deduction with respect to nonqualifying loans was computed under the experience method, which essentially allowed a deduction based on the Bank's actual loss experience over a period of several years. Each year the Bank selected the most favorable way to calculate the deduction attributable to an addition to the tax bad debt reserve.

        Legislation enacted repealed the reserve method of accounting for bad debt reserves for tax years beginning after December 31, 1995. As result, savings institutions will no longer be able to calculate their deduction for bad debts using the percentage-of-taxable-income method. Instead, savings institutions will be required to compute their deduction based on specific charge-offs during the taxable year or, if the savings institution or its controlled group had assets of less than $500 million, based on actual loss experience over a period of years. This legislation also requires savings institutions to recapture into income over a six-year period their post-1987 additions to their bad debt tax reserves, thereby generating additional tax liability. At September 30, 1997 the Bancorp's post-1987 reserves totaled approximately $6.0 million. The recapture may be suspended for up to two years if, during those years, the institution satisfies a residential loan requirement. The Bank anticipates that it will meet the residential loan requirement for the taxable year ending September 30, 1998.

        Under prior law, if the Bank failed to satisfy the qualifying thrift definitional tests in any taxable year, it would be unable to make additions to its bad debt reserve. Instead, the Bank would be required to deduct bad debts as they occur and would additionally be required to recapture its bad debt reserve deductions ratably over a multi-year period. At September 30, 1997, the Bank's total bad debt reserve for tax purposes was approximately $17.4 million. Among other things, the qualifying thrift definitional tests required the Bank to hold at least 60 percent of its assets as "qualifying assets." Qualifying assets generally include cash, obligations of the United States or any agency or instrumentality thereof, certain obligations of a state or political subdivision thereof, loans secured by interests in improved residential real property or by savings accounts, student loans and property used by the Bank in the conduct of its banking business. Under current law, a savings institution will not be required to recapture its pre-1988 bad debt reserves if it ceases to meet the qualifying thrift definitional tests.

        DISTRIBUTIONS. To the extent that the Bank makes "nondividend distributions" to Bancorp that are considered as made: (i) from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method; or (ii) from the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in the Bank's taxable income. Nondividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserve. Thus, any dividends to Bancorp that would reduce amounts appropriated to the Bank's bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Bank. The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a "nondividend distribution," then approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 35 percent corporate income tax rate (exclusive of state and local taxes). See "Regulation" for limits on the payments of dividends by the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

        CORPORATE ALTERNATIVE MINIMUM TAX. The Internal Revenue Code (the "Code") imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20 percent. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. In addition, only 90 percent of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75 percent of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of .12 percent of the excess of AMTI (with certain modification) over $2.0 million is imposed on Bancorp, including the Bank, whether or not an Alternative Minimum Tax ("AMT") is paid.

        DIVIDENDS-RECEIVED DEDUCTION AND OTHER MATTERS. Bancorp may exclude from its income 100 percent of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70 percent in the case of dividends received from unaffiliated corporations with which Bancorp and the Bank will not file a consolidated tax return, except that if Bancorp or the Bank owns more than 20 percent of the stock of a corporation distributing a dividend, then 80 percent of any dividends received may be deducted.

WASHINGTON STATE TAXATION

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

ITEM 2.  PROPERTIES

        Bancorp's main office, which is owned by Bancorp, is located in Oak Harbor, Washington. At September 30, 1997, the Bank had 39 branch offices, all of which are located in the State of Washington. These offices are located in Anacortes, Bellingham, Brewster, Burien, Cashmere, Chelan, Clinton, Coupeville, East Wenatchee(2), Everett, Ferndale, Freeland, Friday Harbor, Kent, Kirkland, Lake Stevens, Lakewood, Leavenworth, Lynden, Lynnwood, Manson, Marysville, Mercer Island, Mount Vernon, Oak Harbor (2), Omak, Oroville, Port Angeles, Port Townsend, Poulsbo, Redmond, Sedro-Woolley, Sequim, Silverdale, Stanwood, Tonasket and Wenatchee. All of its branches are located in owned properties except for the Cashmere and one East Wenatchee branch office. The lease for the East Wenatchee branch expires in August 1998 and the lease for the Cashmere branch expires July 2003. The total net book value for the Bank's investment in premises and equipment at September 30, 1997 totaled $41.3 million.

ITEM 3.  LEGAL PROCEEDINGS

        Bancorp is not engaged in any legal proceedings of a material nature at the present time. Periodically, there are various claims and lawsuits involving Bancorp and its subsidiaries, principally as defendants, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to Bancorp's business. In the opinion of management and Bancorp's legal counsel, no significant loss is expected from any of such pending claims or lawsuits.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

        Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Bancorp's common stock trades on The Nasdaq Stock Market under the symbol "IWBK". As of September 30, 1997, there were 8,050,266 shares of common stock outstanding held by approximately 5,500 stockholders.
        Set forth in the following table are the high and low sales prices as reported on The Nasdaq Stock Market and the dividends declared on common stock for each quarter.

                                       Sales Price       Dividends
                                      High       Low     Declared
                                    -------    -------   ---------
Fiscal Year 1997

First Quarter ...............       $ 33.00    $ 29.12    $ 0.14
Second Quarter ..............         36.25      31.75      0.14
Third Quarter ...............         39.50      27.62      0.15
Fourth Quarter ..............         43.25      37.00      0.16

Fiscal Year 1996

First Quarter ...............       $ 20.37    $ 15.25    $ 0.10
Second Quarter ..............         21.87      19.62      0.12
Third Quarter ...............         25.12      21.37      0.13
Fourth Quarter ..............         29.87      24.00      0.13


ITEM 6.  SELECTED FINANCIAL DATA

        The information contained in the tables captioned "Financial Highlights" contained in the Annual Report, which is listed under Item 14 herein, is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

        The information required by this item is incorporated herein by reference to the section captioned "Management Discussion and Analysis of Financial Condition and Results of Operations for Fiscal Year 1997" in the Annual Report, which is listed under Item 14 herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The information required by this item is incorporated herein by reference to the section caption "Management Discussion and Analysis of Financial Condition and Results of Operations for Fiscal Year 1997" in the Annual Report, which is listed under Item 14 herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements contained in the Annual Report, which are listed under Item 14 herein, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


        Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information contained under the section captioned "Proposal I -- Election of Directors" in Bancorp's Proxy Statement for the 1998 Annual Meeting of Stockholders ("Proxy Statement").

        The executive officers of Bancorp are as follows:

                      Age at                               Position
                    September 30,   -------------------------------------------------------
Name                   1997                 Bancorp                       The Bank
----                -------------           -------                       --------
Stephen M. Walden       54          Director, President and       Director, President and
                                    Chief Executive Officer       Chief Executive Officer

H. Glenn Mouw           44          Executive Vice President      Executive Vice President
                                                                  and Chief Financial
                                                                  Officer

Kenneth G. Hulett       50          Executive Vice President      Executive Vice President
                                                                  and Chief Lending
                                                                  Officer

Clark W. Donnell        42          Executive Vice President      Executive Vice President
                                                                  and Chief Administrative
                                                                  Officer

Gary M. Bolyard         61          Director, Vice Chairman/      Director, Vice Chairman/
                                    Commercial Banking            Commercial Banking


        The principal occupation of each executive officer for the last five years is set forth below.

STEPHEN M. WALDEN is President and Chief Executive Officer of Bancorp and the Bank. Mr. Walden started his career at the Bank in 1966 and became Vice President in 1974, Senior Vice President in 1977, Executive Vice President in 1984, President and Chief Operating Officer in 1988 and President and Chief Executive Officer in January 1990.

H. GLENN MOUW is Executive Vice President of Bancorp. He is also Executive Vice President and Chief Financial Officer of the Bank, a position he has held since 1988. He served as Senior Vice President and Treasurer of the Bank from 1987 to 1988 and Vice President and Treasurer of the Bank from 1981 to 1988.

KENNETH G. HULETT is Executive Vice President of Bancorp. He is also Executive Vice President and Chief Lending Officer of the Bank, a position he has held since 1988. He served as Vice President of the Bank from 1977 to 1987.

CLARK W. DONNELL is Executive Vice President of Bancorp. He is also Executive Vice President and Chief Administrative Officer of the Bank, a position he has held since 1988. He served as Vice President of the Bank from 1984 to 1987 and as Senior Vice President of the Bank from 1987 to 1988.

GARY M. BOLYARD is Vice Chairman/Commercial Banking and a director of Bancorp and the Bank, positions he has held since August 1996. Prior to that time, Mr. Bolyard was President, Chief Executive Officer and a Director of Central Bancorporation and Central Washington Bank and a Director of North Central Washington Bank.


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

      (c) Changes in Control

      Bancorp is not aware of any arrangements, including any pledge by any person of securities of Bancorp, the operation of which may at a subsequent date result in a change in control of Bancorp.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information contained under the sections captioned "Transactions with Management" in the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)     (1)    Consolidated Financial Statements

               Independent Auditors' Report

        (a) Consolidated Statements of Financial Condition as of September 30, 1997 and 1996

        (b) Consolidated Statements of Income For the Years Ended September 30, 1997, 1996 and 1995

        (c) Consolidated Statements of Stockholders' Equity For the Years Ended September 30, 1997, 1996 and 1995

        (d) Consolidated Statements of Cash Flows For the Years Ended September 30, 1997, 1996 and 1995

        (e)    Notes to Consolidated Financial Statements


        Notes to Consolidated Financial Statements

      (2) All required financial statement schedules are included in the Notes to Consolidated Financial Statements.

               Consolidated Financial Statements and Notes to Consolidated Financial Statements are included in Exhibit 13 herein.

(b)    Bancorp did not file a Form 8-K during the year ended September 30, 1997.

(c)    Exhibits

       (3.1) Articles of Incorporation of InterWest Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated July 28, 1995)

       (3.2)   Bylaws of InterWest Bancorp, Inc.

       (3.3)   First Amendment to the Bylaws of InterWest Bancorp, Inc.

       (3.4)   Second Amendment to the Bylaws of InterWest Bancorp, Inc.

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

       (10.9) Employment Agreement with Gary M. Bolyard(incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1996)

       (10.10) Central Bancorporation 1992 Employee Stock Option Plan
               (incorporated by reference to Exhibit 99.2 to the Registrant's Registration Statement on Forms S-8 (File No. 333-13191)).

       (10.11) Central Bancorporation Director Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-13191)).

       (10.12) 1996 Outside Directors Stock Options-for-Fees Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-24525))

       (10.13) Agreement and Plan of Merger with Puget Sound Bancorp, Inc.
               (incorporated by reference to Appendix A to the Registrant's Registration Statement on Form S-4 (File No. 333-39329))

       (13) Financial Highlights, Management Discussion and Analysis and Consolidated Financial Statements included in the 1997 Annual Report to Stockholders.

       (21)    Subsidiaries of the Registrant

       (23.1)  Consent of Independent Auditors, Ernst & Young LLP

       (23.2) Consent of Independent Auditors for Central Bancorporation, Deloitte & Touche LLP

       (27)    Financial Data Schedule

       (99.1)  Independent Auditors' Report for Central Bancorporation

                                   SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the bank has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           InterWest Bancorp, Inc.

 Date:  December 15, 1997                  By: /s/ Stephen M. Walden
                                              ----------------------------
                                               Stephen M. Walden
                                               (Duly Authorized Representative)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/ Stephen M. Walden                By:  /s/ Clark H. Mock
   ------------------------------             ---------------------------
      Stephen M. Walden                         Clark H. Mock
      President, Chief Executive                Director
      Officer and Director

Date:  December 15, 1997                        Date:  December 15, 1997

By:   /s/ H. Glenn Mouw                    By:  /s/ Vern Sims
   ------------------------------             ---------------------------
      H. Glenn Mouw                             Vern Sims
      Chief Financial Officer                   Director
      (Principal Financial Officer)

Date:  December 15, 1997                        Date:  December 15, 1997

By:   /s/ Eric Jensen                      By:  /s/ C. Stephen Lewis
   ------------------------------             ---------------------------
      Eric Jensen                               C. Stephen Lewis
      Chief Accounting Officer                  Director

Date:  December 15, 1997                        Date: December 15, 1997

By:   /s/ Barney R. Beeksma                By:  /s/ Russel E. Olson
   ------------------------------             ---------------------------
      Barney R. Beeksma                         Russel E. Olson
      Chairman of the Board                     Director

Date:  December 15, 1997                        Date:  December 15, 1997

By: /s/ Jean Gorton                        By:  /s/ Henry Koetje
   ------------------------------             ---------------------------
    Jean Gorton                                 Henry Koetje
    Director                                    Director

Date:  December 15, 1997                   Date:  December 15, 1997


By: /s/ Michael T. Crawford                By:  /s/ Gary M. Bolyard
   ------------------------------             ---------------------------
    Michael T. Crawford                         Gary M. Bolyard
    Director                                    Director

Date:  December 15, 1997                   Date:  December 15, 1997

By:   /s/ Larry Carlson
   ------------------------------
      Larry Carlson
      Director

Date:  December 15, 1997