Form 10-Q
period 1997-12-31
INTERWEST BANCORP INC
filed 1998-02-10
CIK 949504

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON D.C.  20549

                                      FORM 10-Q

                                     (Mark One)
    (X)  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and
                                Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997
                                                 -----------------
      (  ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
                                Exchange Act of 1934

          For the transition period                from  to
                                    --------------         --------------

                    COMMISSION FILE NUMBER   0-26632
                                           -----------

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

                              275 SOUTHEAST PIONEER WAY
                                OAK HARBOR, WASHINGTON
                                ----------------------
                       (Address of principal executive offices)

                                        98277
                                        -----
                                      (Zip Code)

Registrant's telephone number including area code:           (360) 679-4181
                                                            ---------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                  YES  X   NO
                                     -----    -----


As of December 31, 1997, 8,037,015 shares of common stock were outstanding with a par value of $0.20.

                                INTERWEST BANCORP, INC
                                ----------------------


INDEX          PAGE
-----          ----

PART 1.        FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

               CONSOLIDATED STATEMENTS OF FINANCIAL                        1
               CONDITION

               CONSOLIDATED STATEMENTS OF OPERATIONS                       2-3

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY             4

               CONSOLIDATED STATEMENTS OF CASH FLOWS                       5-6

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  7-8


ITEM 2.        MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                         9-17

PART II.       OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS                                           18

ITEM 2.        CHANGES IN SECURITIES                                       18

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES                             18

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         18

ITEM 5.        OTHER INFORMATION                                           18

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                            18

SIGNATURES                                                                 19

                               INTERWEST BANCORP, INC.
                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                         (in thousands except share amounts)

                                                           December 31,    September 30,
                                                              1997             1997
                                                              ----             ----
                                                                   (Unaudited)
ASSETS
  Cash and cash equivalents
      Non-interest bearing                                $   46,191       $   45,834
      Interest-bearing deposits in banks                          --          159,564
  Securities available for sale, at fair value               582,469          511,354
  Securities held to maturity
      (fair value: $94,686 and $117,071)                      96,515          119,993
  Loans receivable, net                                    1,136,710        1,106,850
  Loans held for sale (fair value: $14,242 and $8,057)        13,970            7,861
  Accrued interest receivable                                 15,618           12,412
  Real estate held for sale and for development               12,830           12,414
  Federal Home Loan Bank (FHLB) stock, at cost                28,848           23,566
  Premises and equipment, net                                 42,478           41,340
  Intangible assets                                            3,320            3,036
  Other assets                                                 3,368            2,481
                                                          ----------       ----------

  TOTAL ASSETS                                            $1,982,317       $2,046,705
                                                          ----------       ----------
                                                          ----------       ----------

LIABILITIES
  Non-interest bearing deposits                           $   67,217       $   66,205
  Interest-bearing deposits                                1,087,697        1,105,235
                                                          ----------       ----------

  Total deposits                                           1,154,914        1,171,440

  FHLB advances                                              516,571          470,172
  Securities sold under agreements to repurchase             163,290          258,993
  Accrued expenses and other liabilities                      11,508           14,364
  Other borrowings                                             2,636            1,912
                                                          ----------       ----------

  TOTAL LIABILITIES                                        1,848,919        1,916,881

STOCKHOLDERS' EQUITY
  Common stock, par value  $.20 per share
   Authorized 20,000,000 shares
   Issued and outstanding 8,037,015 and 8,050,266              1,615            1,614
  Paid-in-capital                                             20,362           20,312
  Treasury stock                                                (289)            (289)
  Retained earnings                                          113,220          109,512
  Debt related to ESOP                                          (652)              --
  Net unrealized loss on
    securities available for sale, net of tax                   (858)          (1,325)
                                                          ----------       ----------

  TOTAL STOCKHOLDERS' EQUITY                                 133,398          129,824
                                                          ----------       ----------

  TOTAL                                                   $1,982,317       $2,046,705
                                                          ----------       ----------
                                                          ----------       ----------

Stockholders' equity/total assets                              6.73%            6.34%
Book value per share                                          $16.60           $16.13



                               INTERWEST BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (in thousands)

                                                            QUARTER ENDED DECEMBER 31,
                                                            --------------------------
                                                               1997             1996
                                                               ----             ----
                                                                    (unaudited)
INTEREST INCOME
  Loans receivable and loans held for sale                   $25,173          $22,181
  Securities available for sale                               10,625            6,206
  Securities held to maturity                                  1,626            4,252
  Other                                                          444              473
                                                             -------          -------
                                                              37,868           33,112
INTEREST EXPENSE
  Deposits                                                    13,073           12,517
  FHLB advances and other borrowings                           7,024            4,600
  Securities sold under agreements to repurchase               3,193            1,952
                                                             -------          -------
                                                              23,290           19,069
Net interest income before provision for
 losses on loans                                              14,578           14,043

  Provision for losses on loans                                  200              300
                                                             -------          -------

Net interest income after provision for
 losses on loans                                              14,378           13,743

NONINTEREST INCOME
  Gain on sale of loans                                        1,585              270
  Service fees                                                 2,083            1,764
  Insurance commissions                                          374              553
  Gain on sale of securities available for sale                  136              322
  Gain on real estate held for sale
   and for development                                           102               34
  Other                                                          348              316
                                                             -------          -------
                                                               4,628            3,259

NONINTEREST EXPENSE
  Compensation and employee benefits                           5,694            5,136
  General and administrative                                   2,701            2,337
  Occupancy                                                    1,461            1,262
  Data processing                                                734              729
  FDIC premium assessment                                        161              (67)
  Loss from real estate write-downs
   and operations                                                318              131
                                                             -------          -------
                                                              11,069            9,528

Income before income taxes                                     7,937            7,474

INCOME TAX EXPENSE                                             2,776            2,522
                                                             -------          -------

NET INCOME                                                   $ 5,161          $ 4,952
                                                             -------          -------
                                                             -------          -------


                               INTERWEST BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (unaudited)

                                                  QUARTER ENDED DECEMBER 31,
                                                  --------------------------
                                                        1997       1996
                                                        ----       ----
BASIC NET INCOME PER SHARE                             $0.64       $0.62
                                                       -----       -----
                                                       -----       -----

DILUTED NET INCOME PER SHARE                           $0.63       $0.61
                                                       -----       -----
                                                       -----       -----

Cash dividend declared                                 $0.18       $0.14
                                                       -----       -----
                                                       -----       -----

Basic weighted average shares outstanding              8,042,897   7,959,173

Diluted weighted average shares outstanding            8,228,624   8,136,297

Return on average stockholders' equity                 15.75%      17.45%

Return on average assets                                1.02%       1.15%

                               INTERWEST BANCORP, INC.
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         (in thousands except share amounts)
                                     (unaudited)



                                         Common Stock                              Unrealized  loss    Debt
                                         ------------                               on securities     Related
                                # of  Shares      Amount   Paid-in    Retained      available for       to     Treasury
                                                           Capital    Earnings     sale, net of tax    ESOP      Stock     Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1996        7,918,074      $1,592     $18,995     $93,963           $(2,928)   $(312)    $(289)    $111,021

Net income                                                                 4,952                                             4,952

Dividends, $0.14 per share                                                (1,123)                                           (1,123)

Proceeds from exercise of             66,630          13         903                                                           916
 common stock options

ESOP loan repayment                   16,052                                                            210                    210

Unrealized gain on securities                                                                   96                              96
 available for sale, net of tax



-----------------------------------------------------------------------------------------------------------------------------------
Balance December  31, 1996         8,000,756      $1,605     $19,898     $97,792           $(2,832)   $(102)     $(289)   $116,072
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1997        8,050,266      $1,614     $20,312    $109,512           $(1,325)    $  --     $(289)   $129,824

Net income                                                                 5,161                                             5,161

Dividends, $0.18 per share                                                (1,453)                                           (1,453)

Proceeds from exercise of              3,953           1          50                                                            51
 common stock options

ESOP loan transaction                (17,204)                                                           (652)                 (652)

Unrealized gain on securities
 available for sale, net of tax                                                                467                             467




-----------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1997          8,037,015      $1,615     $20,362    $113,220             $(858)   $(652)     $(289)   $133,398
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------


                               INTERWEST BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)


                                                         QUARTER ENDED DECEMBER 31,
                                                         --------------------------
                                                             1997             1996
                                                             ----             ----
                                                                  (unaudited)
OPERATING ACTIVITIES
Net Income                                                 $5,161           $4,952
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
 Depreciation and amortization                                939              597
 Provision for losses on loans                                200              300
 Loss on real estate held for sale                            201               --
 Accretion of premiums and discounts, net                     248              348
 Gain on sale of loans                                     (1,585)            (270)
 Gain on sale of securities available for sale               (136)            (322)
 Gain on sale of real estate held for sale and
   for development                                           (102)             (34)
 Amortization of deferred loan fees, net                      217               51
 FHLB stock dividends                                        (528)            (387)
CASH PROVIDED (USED) BY CHANGES IN
   OPERATING ASSETS AND LIABILITIES:
   Accrued interest receivable                             (3,206)           1,449
   Other assets                                              (887)          (2,342)
   Accrued expenses and other liabilities                  (3,268)          (7,493)
                                                            ------           ------

BALANCE, NET CASH USED BY
   OPERATING ACTIVITIES, CARRIED FORWARD                  $(2,746)         $(3,151)

INVESTING ACTIVITIES

 Purchase of securities available for sale               (199,921)         (52,629)
 Proceeds from matured securities available for sale       52,675            8,325
 Proceeds from sale of securities available for sale       60,146           60,602
 Proceeds from matured securities held to maturity         21,235          115,080
 Purchase of securities held to maturity                       --          (85,000)
 Principal repayments securities available for sale        16,640           18,417
 Principal repayments from securities held to maturity      2,194            1,653
 Proceeds from sale of loans                               57,993            4,513
 Net increase in loans receivable                         (94,133)         (57,944)
 Proceeds from sale of real estate held for sale
  and for development                                         632              270
 Purchases of premises and equipment                       (1,979)          (1,819)
 Purchase of FHLB stock                                    (4,754)              --
 Improvements capitalized to real estate held for sale       (190)            (445)
                                                            ------           ------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES          (89,462)          11,023


                               INTERWEST BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (in thousands)



                                                         QUARTER ENDED DECEMBER 31,
                                                         --------------------------
                                                             1997             1996
                                                             ----             ----
                                                                  (unaudited)

FINANCING ACTIVITIES
 Net increase in transaction account deposits               9,255            8,202
 Net increase (decrease) in certificates of deposit       (25,782)          25,829
 Proceeds from FHLB advances, securities sold under
   agreements to repurchase, and other borrowings         519,503          249,805
 Repayment of FHLB advances, securities sold under
   agreements to repurchase and other borrowings         (568,735)        (290,220)
 Dividends paid                                            (1,291)          (1,035)
 Issuance of common stock from exercise of stock options       51              916
                                                         --------         --------

NET CASH USED BY FINANCING ACTIVITIES                     (66,999)          (6,503)
                                                         --------         --------

 NET CHANGE IN CASH AND CASH EQUIVALENTS                 (159,207)           1,369

CASH AND CASH EQUIVALENTS
 Beginning of quarter                                     205,398           48,501
                                                         --------         --------
 End of quarter                                          $ 46,191         $ 49,870
                                                         --------         --------
                                                         --------         --------

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
 Cash paid during the quarter for:
  Interest                                               $ 24,395         $ 18,029
  Income taxes                                              2,250               --
 Noncash transactions:
  Loans transferred to real estate held for sale, net         957              287
  Transfer of premises to real estate held for sale            --            1,179
  Loans securitizied as mortgage-backed and related
    securities                                                 --           43,810


                               INTERWEST BANCORP, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            PERIOD ENDED DECEMBER 31, 1997
                                     (unaudited)


NOTE A - BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of InterWest Bancorp, Inc. and its wholly owned subsidiary (InterWest). The only subsidiary of InterWest Bancorp, Inc. at December 31, 1997 was InterWest Bank. All material intercompany transactions and balances have been eliminated. On July 28, 1995, InterWest Bank reorganized into to the holding company form of ownership resulting in InterWest Bancorp, Inc. becoming the sole stockholder of InterWest Bank. In the reorganization, each outstanding share of common stock of InterWest Bank and options to acquire shares of common stock of InterWest Bank were converted to shares or options for shares of InterWest Bancorp, Inc. Under the holding company structure, InterWest Bank is the principal subsidiary.

The unaudited consolidated financial statements have been prepared in accordance with general accepted accounting principles for interim financial information and with the instructions to the Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the quarter ended December 31, 1997 and 1996 are not necessarily indicative of the operating results for the full year. The September 30, 1997 consolidated statement of financial condition presented with the interim financial statements was audited and received an unqualified opinion. For further information, refer to the consolidated financial statements and footnotes thereto included in InterWest's annual report for the year ended September 30, 1997.

NOTE B - NET INCOME PER SHARE

The diluted weighted average shares outstanding during the quarters ended December 31, 1997 and 1996 includes common equivalent shares outstanding using the treasury stock method. Common stock equivalents include shares issuable upon exercise of stock options. Unallocated shares relating to the Employee Stock Ownership Plan (ESOP) debt obligation are deducted in the calculation of weighted average shares outstanding.

NOTE C - RECLASSIFICATION

Certain reclassifications have been made to prior financial statements to conform with current presentation. The effects of the reclassifications are not considered material.

NOTE D - ACCOUNTING CHANGES

On December 31, 1997, InterWest adopted Statement of Financial Accounting Standards No. 128 "EARNINGS PER SHARE" which provides standards for computing net income per share. It requires dual presentation of basic and diluted net income per share on the face of the income statement. Basic net income per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

NOTE E- SUBSEQUENT EVENTS

On January 15, 1998, InterWest completed the acquisition of Puget Sound Bancorp, the holding company for First National Bank of Port Orchard. First National Bank of Port Orchard will continue to operate three offices as a subsidiary of InterWest Bancorp, Inc. This transaction will be accounted for as a pooling-of-interests under generally accepted accounting principles. As of December 31, 1997 Puget Sound Bancorp had total assets of approximately $53.0 million. Pursuant to the transaction InterWest issued approximately 390,000 shares of its common stock for all of the outstanding shares of Puget Sound Bancorp at a value of approximately $15.6 million. The financial information contained herein does not include amounts for either Puget Sound Bancorp or First National Bank of Port Orchard.

On January 15, 1998, InterWest entered into a definitive agreement to acquire Pacific Northwest Bank (PNB) of Seattle, Washington, whereby PNB will become a separate subsidiary of InterWest Bancorp. Pacific Northwest Bank had assets of approximately $197.0 million and equity of $16.0 million as of December 31, 1997 providing financial services through four branch offices. The agreement provides for the issuance of approximately 1.6 million shares of InterWest common stock in exchange for all of the outstanding shares of Pacific Northwest Bank stock at a total value of approximately $61.0 million. This transaction is expected to be completed in the second quarter of calendar year 1998 following approval of the applicable regulatory authorities and the shareholders of Pacific Northwest Bank. It is anticipated that the transaction will be accounted for as a pooling-of-interests under generally accepted accounting principles.

On February 5, 1998, InterWest entered into a definitive agreement to acquire Pioneer Bancorp of Yakima, Washington and its subsidiary Pioneer National Bank, which operates four offices in Yakima County and one office in Benton County. The total value of the proposed transaction is approximately $20.3 million. Pioneer National Bank had assets of $106.0 million and equity of $9.0 million as of December 31, 1997. It is anticipated that the merger will be completed in the second quarter of calendar year 1998, following the approval of applicable regulatory authorities and the shareholders of Pioneer National Bank. It is anticipated that the transaction will be accounted for as a pooling-of-interests under generally accepted accounting principles.

                                INTERWEST BANCORP, INC
              MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


Total assets decreased $65.0 million from September 30, 1997 to $1,982 million as of December 31, 1997. This was primarily due to a decrease in other interest-earning assets of $105.0 million partially offset by an increase in loans receivable and loans held for sale of $36.0 million.

The loan portfolio, including loans held for sale, increased by 3.2 percent from $1.115 billion at September 30, 1997, to $1,151 million as of December 31, 1997. This represents an increase from 58 percent of interest-earning assets as of September 30, 1997 to 62 percent as of December 31, 1997. Other interest-earning assets, which includes securities available for sale, securities held to maturity, FHLB stock and interest-bearing deposits in banks, decreased 13 percent from $814.5 million at September 30, 1997 to $707.8 million as of December 31, 1997. Other interest-earning assets represent 38 percent of interest-earning assets as of December 31, 1997, a 4 percent decrease from September 30, 1997.

As of December 31, 1997, InterWest had $582.5 million or 86 percent of its securities classified as available for sale. The available for sale portfolio is required to be carried at fair value, thus its carrying value fluctuates with changes in market conditions. At December 31, 1997, InterWest has an unrealized loss on securities available for sale of $1.3 million as compared to an unrealized loss of $2.0 million at September 30, 1997. The remaining $96.5 million or 14 percent of securities are classified as held to maturity. Management believes that a higher percentage of securities classified as available for sale provides greater flexibility to respond to interest rate changes and liquidity needs to fund loan growth.

The loan portfolio, including loans held for sale, has increased $65.0 million from September 30, 1997. The consumer and business (which includes commercial and agricultural loans) loan portfolios have increased to $66.8 and $65.1 million as of December 31, 1997, representing annual growth rates of 23.1 percent and 46.7 percent, respectively. As of December 31, 1997, outstanding business loans represent 5.7 percent and consumer loans 5.8 percent of the total loan portfolio. InterWest will continue activities to implement a strategy of changing the composition of the loan portfolio to that of a financial services company that provides a variety of loan products for both individual and business customers. This strategy is designed to reduce duration risk, increase net interest margin, create better protection from interest rate volatility and ultimately meet the needs of InterWest's individual and business customers.
Real estate mortgage loans have experienced an annualized growth rate of 4.2 percent during the first quarter of fiscal year 1998 and real estate construction loans have increased at an annualized rate of 11.9 percent.

LOANS RECEIVABLE, NET AND LOANS HELD FOR SALE

InterWest originates loans through its 39 full-service offices and its mortgage subsidiary, Cornerstone Northwest Mortgage, Inc. The following table indicates the loan portfolio mix as of December 31, 1997, and September 30, 1997:

                                        December 31, 1997   September 30, 1997
                                        -----------------   ------------------
                                                  (in thousands)
Real estate mortgage loans
 Single-family residential                    $  693,111          $  681,012
 Multi-family residential                         54,330              54,674
 Commercial                                      163,422             165,591
Real estate construction                         203,304             197,445
Consumer loans                                    66,775              63,133
Commercial loans                                  33,652              28,729
Agricultural loans                                31,430              29,549

                                              ----------           ----------
                                               1,246,024           1,220,133
Less:
   Undisbursed loan proceeds on real
    estate construction loans                     76,790              86,677
   Allowance for losses on loans                   8,572               8,667
   Deferred loan fees and discounts                9,982              10,078

                                              ----------           ----------
                                              $1,150,680          $1,114,711
                                              ----------           ----------
                                              ----------           ----------

Total loan volume was $148.5 million for the quarter ended December 31, 1997, an increase from $106.5 million for the quarter ended December 31, 1996. InterWest had an increase in its mortgage lending volume from $97.4 million for the quarter ended December 31, 1996, to $131.1 million for the quarter ended December 31, 1997. This is partially due to an increase in single family residential loan originations which were $64.6 million for the quarter ended December 31, 1997 compared to $48.1 million for the quarter ended December 31, 1996. Real estate construction loan originations also increased to $52.2 million for the quarter ended December 31, 1997 from $35.1 million for the quarter one year ago.

InterWest experienced increases in consumer and business lending during the
first quarter of fiscal year 1998.   Consumer loan originations increased by
$1.8 million for the quarter ended December 31, 1997, as compared to same quarter one year ago, which is primarily due to an increase in home equity line
of credit lending.   InterWest initiated a concentrated effort to increase
business lending volumes which resulted in commercial and agricultural loan principal balance outstanding increases of $6.8 million for the quarter ended December 31, 1997 compared to $300,000 for the quarter ended December 31, 1996.

The following table compares loan volume for the quarter ended December 31:

                                                  1997                  1996
                                                  ----                  ----
                                                          (in thousands)
Real estate mortgage loans
  Single-family residential                    $  64,638           $  48,140
  Multi-family residential/
   commercial                                     14,269              14,175
Real estate construction                          52,172              35,055
                                               ---------           ---------
Total                                            131,079              97,370

Consumer loans                                    10,607               8,838
Net increase (decrease) in
  principal balance
  Commercial and
  agricultural loans                               6,804                 301
                                               ---------           ---------
Total loan volume                              $ 148,490           $ 106,509
                                               ---------           ---------
                                               ---------           ---------

InterWest had $311.3 million in loans serviced for others as of December 31, 1997 as compared to $301.9 million at September 30, 1997.

Interest is accrued on loans receivable until the loan is 90 days delinquent or management doubts the collectibility of the loan or the unpaid interest, at which time InterWest establishes a reserve for any accrued interest. All loans on which interest is not being accrued are referred to as non-accrual loans. As of December 31, 1997, non-accrual loans totaled $6.5 million, an increase from $4.9 million at September 30, 1997. Total non-performing assets, including non-accrual loans and real estate owned through foreclosure, increased to $13.7 million or 0.69 percent of assets at December 31, 1997, compared to $11.8 million or 0.58 percent of assets at September 30, 1997.

Total liabilities decreased $68.0 million to $1,849 million at December 31, 1997, compared to $1,917 million at September 30, 1997. This is primarily due to a decrease in borrowings of $48.6 million and deposits of $16.5 million.

Certificates of deposit decreased $25.8 million or 3.3 percent and currently represent 65.2 percent of total deposits. Transaction account balances increased $9.3 million or 2.4 percent from September 30, 1997 and currently represent 34.8 percent of total deposits. Money market, non-interest bearing checking and interest bearing checking account balances increased by $7.9 million, $1.0 million and $1.6 million, respectively. This represents annualized growth rates of 24.7 percent, 6.1 percent and 6.2 percent, respectively. During the quarter ended December 31, 1997, InterWest added a net total of approximately 200 money market accounts, 1,200 non-interest bearing checking accounts and 400 interest-bearing checking accounts. This represents growth rates of 9.7 percent, 15.3 percent and 5.3 percent, respectively. It is management's intent to increase the percentage of transaction deposits to approximately 40 percent of the total deposit base within the next five years, which should have a positive impact on net interest income, service fee revenue and market penetration.

The following table indicates the deposit mix as of December 31 and September 30, 1997:

                                      December 31, 1997            September 30, 1997
                                      -----------------            ------------------
                                                  (in thousands)

Non-interest bearing deposits           $   67,217                    $   66,205
Interest-bearing checking accounts         104,941                       103,301
Money market accounts                      135,951                       128,008
Savings accounts                            93,347                        94,686
Certificates                               753,458                       779,240
                                        ----------                    ----------

Total                                   $1,154,914                    $1,171,440
                                        ----------                    ----------
                                        ----------                    ----------


Stockholders' equity increased by $3.6 million from $129.8 million at September 30, 1997, to $133.4 million at December 31, 1997. The increase in stockholders' equity resulted from net income of $5.2 million for the quarter ended December 31, 1997 and a $500,000 decrease in the net unrealized loss on securities available for sale, net of tax. These increases are partially offset by $1.5 million in common stock dividends declared during the quarter ended December 31, 1997 and the borrowing of $600,000 to purchase common stock for the Employee Stock Ownership Plan (ESOP). For the quarter ended December 31, 1997 InterWest stockholders received dividends totaling $0.18 per share, an increase from $0.14 per share for the quarter ended December 31, 1996. Book value per share increased to $16.60 at December 31, 1997, from $16.13 at September 30, 1997. Stockholders' equity as a percentage of total assets increased from 6.34 percent at September 30, 1997, to 6.73 percent at December 31, 1997.

RESULTS OF OPERATIONS

Net income increased to $5.2 million for the quarter ended December 31, 1997, an increase from $5.0 million for the quarter ended December 31, 1996. Basic and diluted net income per share was $0.64 and $0.63 for the quarter ended December 31, 1997 compared to $0.62 and $0.61, respectively for the quarter ended December 31, 1996. This increase in net income is due to growth in the balance sheet, and increased mortgage banking activities, which is partially offset by a decrease in the margin earned on interest-earning assets and increased operational costs associated with the development of the infrastructure for growth in consumer and business banking.

InterWest's return on average stockholders' equity for the quarter ended December 31, 1997, was 15.75 percent, a decrease from 17.45 percent for the quarter ended December 31, 1996. Return on average assets for the quarter ended December 31, 1997 was 1.02 percent, a decrease from 1.15 percent for the quarter ended December 31, 1996.

NET INTEREST INCOME

Net interest income before provision for losses on loans increased to $14.6 million for the quarter ended December 31, 1997, compared to $14.0 million for the quarter ended December 31, 1996. This increase is primarily due to growth in interest-earning assets which is partially offset by a decrease in the margin earned on these assets. Net interest margin for the quarter ended December 31, 1997 was 3.07 percent as compared to 3.49 percent for the quarter ended December 31, 1996. The decrease is primarily due to a flat yield curve and increased leveraging of capital to offset higher operational costs associated with the development of the infrastructure for anticipated growth in consumer and business banking.

In an interest rate environment with a flat yield curve, the margin earned on mortgage lending has decreased due to the compression of the interest rate spread between short-term deposit and borrowing rates and lending rates. InterWest has taken steps to insulate itself from the impact of a flat yield curve by focusing on adjustable-rate lending, increasing short-term business and consumer loans and selling fixed-rate mortgage loans in the secondary market.

During the second half of fiscal year 1997 and the first two months of fiscal year 1998, management increased the leveraging of capital with securities growth. This increased net interest income but decreased net interest margin as the margin earned on securities is less than loans. Management expects net interest margin to increase in the remaining quarters of fiscal year 1998 compared to the quarter ended December 31, 1997 in part due to decreased leveraging of capital and increasing consumer and business lending volumes.

Interest income for the quarter ended December 31, 1997 was $37.9 million compared to $33.1 million for the quarter ended December 31, 1996. This increase is due to growth in interest-earning assets, which is partially offset by a decrease in the yield earned on those assets. The yield on interest-earning assets decreased to 7.97 percent for the quarter ended December 31, 1997, compared to 8.21 percent for the quarter ended December 31, 1996.

Interest expense increased to $23.3 million for the quarter ended December 31, 1997 compared to $19.1 million for the quarter ended December 31, 1996. This is due to an increase in the balance of interest-bearing liabilities and an increase in the cost of funds from the prior year. The increase in interest-bearing liabilities has been necessary to fund the growth in interest-earning assets.

AVERAGE RATES AND BALANCES

The following tables indicate the average balance and average interest rates earned or paid, interest rate spread and net interest margin for the quarter ended December 31:


                                                                 1997             1996
                                                  ----------------------------------------------------
                                                  Average                       Average
                                                  Balance        Rate           Balance        Rate
------------------------------------------------------------------------------------------------------
                                                                 (dollars in thousands)
Loans receivable, net and loan
 held for sale                                $ 1,136,139         8.86%     $  989,136         8.97%

Securities available for sale,
 securities held to maturity and
 other interest-earning assets                    763,764         6.65         624,939         7.00

                                               ----------        -----      ----------        -----
Total interest-earnings assets                 $1,899,903         7.97%     $1,614,075         8.21%

Deposits                                       $1,159,499         4.51%     $1,131,669         4.42%

FHLB advances, securities
 sold under agreements
 to repurchase and
 other borrowings                                 706,601         5.78         460,458         5.69

                                               ----------        -----      ----------        -----
Total interest-bearing liabilities             $1,866,100         4.99%     $1,592,127         4.79%

Net interest spread                            $   33,803         2.98%     $   21,948         3.42%
                                               ----------        -----      ----------        -----
                                               ----------        -----      ----------        -----

Net interest margin                                               3.07%                        3.49%
                                                                  ----                         ----
                                                                  ----                         ----


Net interest income is impacted by changes in both interest rates and changes in interest-earning assets and interest-bearing liabilities. The tables presented below are an analysis of these changes for the quarter ended December 31, 1997 as compared to the quarter ended December 31, 1996 (in thousands):

                         Increase       Increase       Increase
                         (Decrease)     (Decrease)     (Decrease)
                         Interest       Interest       Net Interest
                         Income         Expense        Income
                         ------         -------        ------
Rate                     $  (770)       $   352        $(1,122)

Volume                     5,526          3,869          1,657
                         -------        -------        -------

Total                    $ 4,756        $ 4,221        $   535
                         -------        -------        -------
                         -------        -------        -------

ALLOWANCE FOR LOSSES ON LOANS

The allowance for losses on loans totaled $8.6 million (0.74 percent of loans) at December 31, 1997 compared to $8.7 million (0.77 percent of loans) at September 30, 1997. Net loan charge-offs were $295,000 or 0.03 percent of the average balance of loans outstanding for the quarter ended December 31, 1997. InterWest assesses the risk level inherent in the loan portfolio to provide adequate reserves to meet these risks as a part of the ongoing review of the loan portfolio. Non-performing assets and delinquency trends are key elements in determining the allowance for losses on loans. The allowance for losses on loans is also determined by taking into consideration general economic conditions in the market InterWest serves, historical loss experience, individual loan review findings, loan mix and the level of loans relative to the allowance for losses on loans.

The following tables summarize the activity in allowance for losses on loans during the quarter ended December 31 (in thousands):

                                               1997     1996
                                               ----     ----
Balance at beginning of period               $8,667    $8,074

Provisions                                      200       300

Recoveries                                      116       134

Charge-offs                                    (411)      (78)
                                             -------   -------

Balance at end of period                     $8,572    $8,430
                                             -------   -------
                                             -------   -------

NONINTEREST INCOME

Noninterest income for the quarter ended December 31, 1997 increased to $4.6 million from $3.3 million for the quarter ended December 31, 1996. This increase primarily resulted from gains on the sale of mortgage loans of $1.6 million, an increase of $1.3 million from $300,000 for the quarter ended December 31, 1996. It is anticipated that mortgage banking activities will continue for the remainder of fiscal year 1998 to offset the impact of the flattening yield curve on net interest income. Another contributing factor to the overall increase in noninterest income was an increase in service fee revenue from $1.8 million for the quarter ended December

31, 1996 to $2.1 million for the quarter ended December 31, 1997. This increase is primarily due to growth in transaction deposit accounts and the development of new business and consumer banking products.

NONINTEREST EXPENSE

Noninterest expenses were $11.1 million for the quarter ended December 31, 1997, compared to $9.5 million for the quarter ended December 31, 1996. The operating efficiency ratio was 57.63 percent for the quarter ended December 31, 1997 as compared to 56.04 percent for the quarter ended December 31, 1996. The increase in noninterest expenses and the efficiency ratio from the prior year is consistent with planned loan portfolio growth and diversification of deposit product lines. Increases in compensation and benefits, general and administrative and occupancy expenses are due to bank expansion and diversification, enhanced focus on consumer and business banking products and services, and the opening of two new branches during calendar year 1997. Key elements of the consumer and business banking focus were the development of credit administration, business and consumer lending support, business relationship officers and the addition of several experienced commercial banking management personnel.

FEDERAL INCOME TAX

Consistent with increased net income, income tax expense increased to $2.8 million for the quarter ended December 31, 1997, compared to $2.5 million for the quarter ended December 31, 1996. The effective tax rates were 35.0 percent for the quarter ended December 31, 1997 and 33.7 percent for the quarter ended December 31, 1996. The lower effective tax rate in 1996 was due to certain tax credits recorded during the quarter ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity management focuses on the need to meet both short-term funding requirements and InterWest's long-term strategies and goals. Specifically, the objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, creditors and borrowers. Management is structuring the balance sheet to meet these needs. InterWest desires to attract and retain consumer and business customer relationships with a focus on transaction accounts and short-term business and consumer lending. InterWest also uses wholesale funds through advances from the Federal Home Loan Bank of Seattle (FHLB) and the sale of securities under agreements to repurchase them to fund asset growth. Other sources of funds for liquidity include loan repayments, loan sales, securities sales and mortgage-backed and related security repayments. Repayments on loans and mortgage-backed and related securities and deposit inflows and outflows are significantly impacted by interest rates.

InterWest has additional capacity to borrow funds from the FHLB through a preapproved credit line of 40 percent of consolidated assets. This credit line has a pledge requirement whereby InterWest must maintain unencumbered collateral with a par value at least equal to the outstanding balance. As of December 31, 1997, InterWest has $516.6 million outstanding in advances from the FHLB. InterWest uses the securities market as a vehicle for borrowing by utilizing its securities available for sale and securities held to maturity as collateral. At December 31, 1997, InterWest has $163.3 million outstanding in securities sold under agreement to repurchase. These borrowings are collateralized by securities with a market value exceeding the face value of the borrowings. If the market value of the securities were to decline as a result of an increase in interest rates or other factors, InterWest would be required to pledge additional securities or cash as collateral.

InterWest is committed to managing capital for maximum stockholder benefit and maintaining strong protection for depositors and creditors. InterWest manages various capital levels at both the holding company and InterWest Bank level to maintain appropriate capital ratios and levels in accordance with external regulations and capital guidelines established by the Board of Directors. InterWest and it's subsidiary, InterWest Bank, are subject to risk-based capital guidelines requiring minimum capital levels based on the perceived credit risk of assets.

InterWest Bank is regulated by the Federal Deposit Insurance Corporation (FDIC) and the Washington Department of Financial Institutions, Division of Banks.
FDIC regulations establish the amount of capital for each of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established categories of institutions. The regulations define the relevant capital levels for the five categories In general terms, the capital definitions are as follows:



                                   Total Capital       Tier 1              Tier 1
                                   (to Risk            (to Risk            (to Average
                                   Weighted Assets)    Weighted Assets)    Assets)
                                   ----------------    ----------------    -----------
Well capitalized                   10%                 6%                  5%
Adequately capitalized             8%                  4%                  4%
Undercapitalized                   Below 8%            Below 4%            Below 4%
Significantly undercapitalized     Below 6%            Below 3%            Below 3%
Critically undercapitalized        -                   -                   2% or less



InterWest Bancorp, Inc. is subject to risk-based capital guidelines issued by the Federal Reserve Board (FRB) which establish a risk-adjusted ratio relating capital to different categories of assets. InterWest's Tier I capital is comprised of stockholders' equity less certain intangibles, and excludes the equity impact of adjusting securities available for sale to fair value. Total capital is Tier I capital and the allowance for losses on loans. The FRB's risk-based capital rules have been supplemented by a leverage capital ratio, defined as Tier I capital to adjusted quarterly average total assets. As of December 31, 1997, under the FRB's capital guidelines, InterWest's levels of consolidated regulatory capital exceed the FRB's minimum requirements.

The capital amounts and ratios as of December 31, 1997 are presented in the following table:



                                                                           To Be Well
                                                                           Capitalized Under
                                                       For Capital         Prompt Corrective
                                      Amount           Adequacy Purposes   Action Provisions
                                   Amount    Ratio     Amount    Ratio     Amount    Ratio
                                   ------    -----     ------    -----     ------    -----
INTERWEST BANK:                                                   (dollars in thousands)
Total Capital
    (to Risk Weighted Assets)      $140,797  13.94%    $80,827   8.0%      $101,033  10.0%
Tier I Capital
    (to Risk Weighted Assets)       132,225  13.09%     40,413   4.0%        60,620   6.0%
Tier I Capital
    (to Average Assets)             132,225   6.58%     80,444   4.0%       100,555   5.0%
INTERWEST BANCORP, INC.
Total Capital
    (to Risk Weighted Assets)      $140,522  13.89%    $80,915   8.0%      $101,144  10.0%
Tier I Capital
    (to Risk Weighted Assets)       131,950  13.05%     40,458   4.0%        60,686   6.0%
Tier I Capital
    (to Average Assets)             131,950   6.56%     80,467   4.0%       100,584   5.0%


At December 31, 1997, InterWest Bank was in compliance with the well-capitalized capital requirements. InterWest's management believes that under the current regulations the Bank will continue to meet minimum capital requirements in the foreseeable future. However, events beyond the control of InterWest, such as a downturn in the economy in areas where InterWest has most of their loans, could adversely affect future earnings and, consequently, the ability of InterWest to meet future minimum capital requirements.

InterWest had paid annual cash dividends for 13 years. Beginning in December 1990, InterWest began paying quarterly dividends which it intends to continue to pay. The amount of future dividends will be based on InterWest's earnings and financial condition and is restricted by federal and state tax laws and by tax considerations related to financial institutions. Generally, InterWest is precluded from paying dividends on its common stock if its regulatory capital would be reduced to a level below regulatory capital requirements. InterWest is also restricted by income appropriated to bad debt reserves and deducted for federal income taxes.

In this document, InterWest has included certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.
This statement is for the express purpose of availing InterWest of the protections of such safe harbor with respect to all "forward looking statements". InterWest has used "forward looking statements" to describe future plans and strategies including expectations of InterWest's future financial results. Management's ability to predict results or the effect of future plans and strategy is inherently uncertain. Factors that could effect results include interest trends, the general economic climate in Washington state and the country as a whole, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the "forward looking statements" and undue reliance should not be placed on such statements.

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


                         INTERWEST BANCORP, INC.


                              By:  H. Glenn Mouw
                                   --------------------
                                   H. Glenn Mouw
                                   Executive Vice President



Date:   February 10           ,                                        1998
      ------------------------