Form 10-Q
period 1998-03-31
INTERWEST BANCORP INC
filed 1998-05-13
CIK 949504

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON D.C.  20549

                                      FORM 10-Q

                                     (Mark One)
    (X)  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and
                                Exchange Act of 1934

                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

      (  ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
                                Exchange Act of 1934

               For the transition period           from  to

                    COMMISSION FILE NUMBER   0-26632

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

As of March 31, 1998, 8,417,793 shares of common stock were outstanding with a par value of $0.20.

                                INTERWEST BANCORP, INC

INDEX      PAGE
-----      ----
PART 1.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

           CONSOLIDATED STATEMENTS OF FINANCIAL
           CONDITION AS OF MARCH 31, 1998
           AND SEPTEMBER 30, 1997                                           1

           CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE QUARTER AND SIX MONTHS ENDED
           MARCH 31, 1998 AND 1997                                          2-3

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           FOR THE SIX MONTHS ENDED MARCH 31, 1998 AND 1997                 4

           CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
           THE SIX MONTHS ENDED MARCH 31, 1998 AND 1997                     5-6

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       7-8


ITEM 2.    MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                              9-19

PART II.   OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              20

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                 20

SIGNATURES                                                                  21

                                      INTERWEST BANCORP, INC.
                          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                (in thousands except share amounts)

                                                                 MARCH 31,      SEPTEMBER 30,
                                                                   1998              1997
                                                                   ----              ----
                                                                        (unaudited)
ASSETS
  Cash and cash equivalents
      Non-interest bearing                                          $39,285        $47,917
      Interest-bearing deposits in banks                             40,651        160,808
  Securities available for sale, at fair value                      600,277        515,980
  Securities held to maturity
      (fair value: $91,973 and $122,000)                             93,739        124,768
  Loans receivable, net                                           1,113,414      1,145,581
  Loans held for sale (fair value: $98,150 and $8,057)               97,651          7,861
  Accrued interest receivable                                        13,631         12,762
  Real estate held for sale and for development                      12,194         12,414
  Federal Home Loan Bank (FHLB) stock, at cost                       31,754         23,566
  Premises and equipment, net                                        43,193         42,449
  Intangible assets                                                   3,504          3,036
  Other assets                                                        1,729          2,673
                                                                 ----------     ----------
  TOTAL ASSETS                                                   $2,091,022     $2,099,815
                                                                 ----------     ----------
                                                                 ----------     ----------
LIABILITIES
  Non-interest bearing deposits                                     $76,565        $75,249
  Interest-bearing deposits                                       1,162,160      1,141,794
                                                                 ----------     ----------
  Total deposits                                                  1,238,725      1,217,043

  FHLB advances                                                     567,537        471,372
  Securities sold under agreements to repurchase                    127,154        258,993
  Accrued expenses and other liabilities                             14,497         14,743
  Other borrowings                                                    1,753         1,912
                                                                 ----------     ----------
  TOTAL LIABILITIES                                               1,949,666      1,964,063

STOCKHOLDERS' EQUITY
  Common stock, par value  $.20 per share
   Authorized 20,000,000 shares
   Issued and outstanding 8,417,793 and 8,441,103                     1,696          1,692
  Paid-in-capital                                                    23,612         23,386
  Treasury stock                                                       (289)          (289)
  Retained earnings                                                 119,011        112,284
  Debt related to ESOP                                               (1,652)            --
  Net unrealized loss on
   securities available for sale, net of tax                         (1,022)        (1,321)
                                                                 ----------     ----------
  TOTAL STOCKHOLDERS' EQUITY                                        141,356        135,752
                                                                 ----------     ----------
  TOTAL                                                          $2,091,022     $2,099,815
                                                                 ----------     ----------
                                                                 ----------     ----------
Stockholders' equity/total assets                                      6.76%          6.46%
Book value per share                                                 $16.79         $16.08

                          INTERWEST BANCORP, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                               (in thousands)

                                                        QUARTER ENDED MARCH 31,      SIX MONTHS ENDED MARCH 31,
                                                        -----------------------      --------------------------
                                                          1998           1997           1998           1997
                                                          ----           ----           ----           ----
                                                                      (unaudited)
INTEREST INCOME
  Loans receivable and loans held for sale               $26,882        $23,181        $53,067        $46,175
  Securities available for sale                           10,128          7,567         20,824         13,869
  Securities held to maturity                              1,076          2,837          2,766          7,151
  Other                                                      306            705            782          1,197
                                                         -------        -------        -------        -------
                                                          38,392         34,290         77,439         68,392
INTEREST EXPENSE
  Deposits                                                13,154         13,207         26,648         26,093
  FHLB advances and other borrowings                       7,142          3,467         14,186          8,070
  Securities sold under agreements to repurchase           2,244          2,747          5,437          4,699
                                                         -------        -------        -------        -------
                                                          22,540         19,421         46,271         38,862
Net interest income before provision for
  losses on loans                                         15,852         14,869         31,168         29,530

    Provision for losses on loans                            420            321            639            630
                                                         -------        -------        -------        -------
Net interest income after provision for
  losses on loans                                         15,432         14,548         30,529         28,900

NONINTEREST INCOME
  Gain on sale of loans                                    1,903            588          3,498            974
  Service fees                                             2,305          1,856          4,485          3,709
  Insurance commissions                                      434            483            807          1,036
  Gain (loss) on sale of securities available for sale       187            (25)           323            297
  Gain on real estate held for sale
     and for development                                     145            152            247            185
  Other                                                      366            274            723            512
                                                         -------        -------        -------        -------
                                                           5,340          3,328         10,083          6,713


NONINTEREST EXPENSE
  Compensation and employee benefits                       6,141          5,108         12,121         10,529
  General and administrative                               2,833          2,662          5,631          5,090
  Occupancy                                                1,599          1,235          3,129          2,565
  Data processing                                            829            704          1,596          1,466
  FDIC premium assessment                                    156            148            319             82
  Merger Related Charges                                   1,300             --          1,300             --
  Loss from real estate write-downs
    and operations                                           718             61          1,036            192
                                                         -------        -------        -------        -------
                                                          13,576          9,918         25,132         19,924             --
Income before income taxes                                 7,196          7,958         15,480         15,689

INCOME TAX EXPENSE                                         2,566          2,752          5,429          5,341
                                                         -------        -------        -------        -------
NET INCOME                                                $4,630         $5,206        $10,051        $10,348
                                                         -------        -------        -------        -------
                                                         -------        -------        -------        -------

                                         INTERWEST BANCORP, INC.
                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      QUARTER ENDED MARCH 31,      SIX MONTHS ENDED MARCH 31,
                                                      -----------------------      --------------------------
                                                        1998           1997           1998           1997
                                                        ----           ----           ----           ----
                                                                     (unaudited)
  BASIC NET INCOME PER SHARE                              $0.55         $0.62           $1.19          $1.24
                                                          -----         -----           -----          -----
                                                          -----         -----           -----          -----
  DILUTED NET INCOME PER SHARE                            $0.54         $0.61           $1.17          $1.21
                                                          -----         -----           -----          -----
                                                          -----         -----           -----          -----
  Cash dividend declared                                  $0.19         $0.14           $0.37          $0.28
                                                          -----         -----           -----          -----
                                                          -----         -----           -----          -----

  Basic weighted average shares outstanding           8,417,028     8,364,016       8,424,064      8,336,074

  Diluted weighted average shares outstanding         8,614,876     8,566,331       8,620,414      8,535,726

  Return on average stockholders' equity                 13.15%        17.04%          14.46%         17.23%

  Return on average assets                                0.91%         1.15%           0.98%          1.16%

                           INTERWEST BANCORP, INC.
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (in thousands except share amounts)
                                  (unaudited)

                                                                              Unrealized  loss on
                                       Common Stock                               securities          Debt
                                       ------------                           available for sale,    Related
                                  # of  Shares  Amount     Paid-in   Retained     net of tax           to     Treasury
                                                           Capital   Earnings                         ESOP      Stock     Total
---------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1996         8,127,650   $1,662     $21,487   $ 95,878      $(2,937)         $  (312)    $(289)   $115,489

Net income                                                             10,348                                              10,348

Dividends, $0.28 per share                                             (2,308)                                             (2,308)

Proceeds from exercise of              84,305       17       1,096                                                          1,113
  common stock options

ESOP loan repayment                    16,052                                                           210                   210

Unrealized loss on securities                                                       (1,217)                                (1,217)
  available for sale, net of tax
---------------------------------------------------------------------------------------------------------------------------------
Balance March  31, 1997             8,228,007   $1,679     $22,583   $103,918      $(4,154)         $  (102)    $(289)   $123,635
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1997         8,441,103   $1,692     $23,386   $112,284      $(1,321)         $    --     $(289)   $135,752

Net income                                                             10,051                                              10,051

Dividends, $0.37 per share                                             (3,064)                                             (3,064)

Proceeds from exercise of              19,053        4         232                                                            236
  common stock options

Debt related to ESOP                  (42,204)                                                       (1,652)               (1,652)

Fractional Shares                        (159)                  (6)                                                            (6)

Unrealized gain on securities                                                          299                                    299
  available for sale, net of tax

Pooling Accounting  Adjustment                                           (260)                                               (260)

---------------------------------------------------------------------------------------------------------------------------------
Balance March 31, 1998              8,417,793   $1,696     $23,612   $119,011      $(1,022)         $(1,652)    $(289)   $141,356
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

                           INTERWEST BANCORP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                 SIX MONTHS ENDED MARCH 31,
                                                                 --------------------------
                                                                     1998            1997
                                                                     ----            ----
                                                                         (unaudited)
OPERATING ACTIVITIES

Net Income                                                          $10,051        $10,348
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
 Depreciation and amortization                                        1,966          1,269
 Provision for losses on loans                                          639            630
 Loss on real estate held for sale                                      753             --
 Accretion of premiums and discounts, net                               732            653
 Gain on sale of loans                                               (3,498)          (598)
 Gain on sale of securities available for sale                         (323)          (297)
 Gain on sale of real estate held for sale and
   for development                                                     (247)          (185)
 Amortization of deferred loan fees, net                                572             27
 FHLB stock dividends                                                (1,085)          (632)
CASH PROVIDED (used) BY CHANGES IN
   OPERATING ASSETS AND LIABILITIES:
   Accrued interest receivable                                         (869)          (214)
   Other assets                                                         944          1,270
   Accrued expenses and other liabilities                              (728)        (5,712)
   Pooling accounting adjustment                                       (279)            --
                                                                  ---------       --------
BALANCE, NET CASH PROVIDED BY
   OPERATING ACTIVITIES,                                             $8,628         $6,559

INVESTING ACTIVITIES

 Purchase of securities available for sale                         (562,426)      (289,634)
 Proceeds from matured securities available for sale                222,451         10,641
 Proceeds from sale of securities available for sale                225,380        188,061
 Proceeds from matured securities held to maturity                   21,301        175,431
 Purchase of securities held to maturity                                 --        (85,794)
 Principal repayments securities available for sale                  35,184         36,464
 Principal repayments from securities held to maturity                4,893          3,242
 Proceeds from sale of loans                                        111,721         13,180
 Net increase in loans receivable                                  (169,797)      (125,149)
 Proceeds from sale of real estate held for sale
   and for development                                                2,298          1,407
 Purchases of premises and equipment                                 (2,498)        (5,014)
 Purchase of FHLB stock                                              (7,102)         6,000
 Improvements capitalized to real estate held for sale                 (506)        (1,292)
                                                                  ---------       --------
NET CASH USED BY INVESTING ACTIVITIES                              (119,101)       (72,457)

                             INTERWEST BANCORP, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                (in thousands)

                                                                 SIX MONTHS ENDED MARCH 31,
                                                                 --------------------------
                                                                    1998             1997
                                                                    ----             ----
FINANCING ACTIVITIES

 Net increase in transaction account deposits                        15,252         11,610
 Net increase in certificates of deposit                              6,430         47,672
 Proceeds from FHLB advances, securities sold under
   agreements to repurchase, and other borrowings                 1,202,353        465,642
 Repayment of FHLB advances, securities sold under
   agreements to repurchase and other borrowings                 (1,239,837)      (461,339)
 Dividends paid                                                      (2,744)        (2,216)
 Issuance of common stock from exercise of stock options                230          1,113
                                                                -----------      ---------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                    (18,316)        62,482
                                                                -----------      ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                            (128,789)        (3,416)

CASH AND CASH EQUIVALENTS
 Beginning of period                                                208,725         50,943
                                                                -----------      ---------
 End of period                                                      $79,936        $47,527
                                                                -----------      ---------
                                                                -----------      ---------
 SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION
 Cash paid during the quarter for:
   Interest                                                         $46,693        $36,727
   Income taxes                                                       7,760          4,802
 Noncash transaction
   Loans transferred to real estate held for sale, net                2,079            796
   Transfer of premises to real estate held for sale                     --          1,179
   Loans securitizied as mortgage-backed and related
      securities                                                         --         43,810
   Securities held to maturity transferred to available
      for sale                                                        4,709             --

                            INTERWEST BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         PERIOD ENDED MARCH 31, 1998


NOTE A - BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of InterWest Bancorp, Inc. and its wholly owned banking subsidiaries, which is collectively defined as InterWest. The subsidiaries of InterWest Bancorp, Inc. at March 31, 1998 were InterWest Bank and First National Bank of Port Orchard. All material intercompany transactions and balances have been eliminated.

The unaudited consolidated financial statements have been prepared in accordance with general accepted accounting principles for interim financial information and with the instructions to the Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim consolidated financial statements. The consolidated statements of operations for the quarter and six months ended March 31, 1998 and 1997 are not necessarily indicative of the operating results for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in InterWest's annual report for the year ended September 30, 1997.

NOTE B - NET INCOME PER SHARE

The diluted weighted average shares outstanding during the quarters and six months ended March 31, 1998 and 1997 includes common equivalent shares outstanding using the treasury stock method. Common stock equivalents include shares issuable upon exercise of stock options. Unallocated shares relating to the Employee Stock Ownership Plan (ESOP) debt obligation are deducted in the calculation of weighted average shares outstanding.

NOTE C - RECLASSIFICATION

Certain reclassifications have been made to prior financial statements to conform with current presentation. The effects of the reclassifications are not considered material.

NOTE D - ACCOUNTING CHANGES

On December 31, 1997, InterWest adopted Statement of Financial Accounting Standards (SFAS) No. 128 "EARNINGS PER SHARE" which provides standards for computing net income per share. It requires dual presentation of basic and diluted net income per share on the face of the income statement. Basic net income per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

NOTE E- MERGERS AND ACQUISITIONS

On January 15, 1998, InterWest Bancorp, Inc. completed the acquisition of Puget Sound Bancorp, Inc. (Puget Sound) the holding company for First National Bank of Port Orchard. First National Bank of Port Orchard continues to operate three branch offices as a subsidiary of InterWest Bancorp, Inc.

This transaction has been accounted for using the pooling-of-interests method of accounting. In accordance with generally accepted accounting principles, prior period financial statements have been restated to include the accounts of Puget Sound as if the companies were combined for all periods presented. The consolidated financial statements have been adjusted to conform Puget Sound's December 31 fiscal year end with InterWest's September 30 fiscal year end. In accordance with generally accepted accounting principles, Puget Sound's statement of operations for the quarter ended December 31, 1997 is included in the consolidated statements of operations for both fiscal year 1997 and fiscal year 1998. Accordingly, Puget Sound's net income of $260,000 for the quarter ended December 31, 1997 has been deducted from retained earnings in the consolidated statement of stockholders' equity for the six months ended March 31, 1998.

As of January 15, 1998 Puget Sound had total assets of approximately $53.0 million. Pursuant to this transaction InterWest Bancorp, Inc. issued approximately 390,000 shares of its common stock for all of the outstanding shares of Puget Sound common stock at a value of approximately $15.6 million.

On January 15, 1998, InterWest Bancorp, Inc. signed a definitive agreement to acquire Pacific Northwest Bank (Pacific) of Seattle, Washington, whereby Pacific will become a separate subsidiary of InterWest Bancorp, Inc. Pacific, which provides financial services through four branch officers, had assets of approximately $194.2 million and equity of $16.4 million as of March 31, 1998. The agreement provides for the issuance of approximately 1.7 million shares of InterWest Bancorp, Inc. common stock in exchange for all of the outstanding shares of Pacific stock at a total value of approximately $75.2 million. This transaction is expected to be completed during the quarter ending June 30, 1998 following approval of regulatory authorities and the shareholders of Pacific. It is anticipated that the transaction will be accounted for using the pooling-of-interests method under generally accepted accounting principles.

On February 5, 1998, InterWest Bancorp, Inc. signed a definitive agreement to acquire Pioneer Bancorp, Inc. (Pioneer) of Yakima, Washington and its subsidiary Pioneer National Bank, which operates four offices in Yakima County and one office in Benton County. InterWest Bancorp, Inc. will issue approximately 500,000 shares of InterWest Bancorp, Inc. common stock in exchange for all of the outstanding shares of Pioneer common stock based on a floating exchange ratio and the current market price of InterWest Bancorp, Inc. common stock. The total value of the proposed transaction is approximately $22.1 million. Pioneer had consolidated assets of $108.0 million and equity of $9.3 million as of March 31, 1998. It is anticipated that the merger will be completed in the quarter ending June 30, 1998, following the approval regulatory authorities and the shareholders of Pioneer. It is anticipated that the transaction will be accounted for using the pooling-of-interests method under generally accepted accounting principles.

On April 20, 1998 InterWest Bancorp, Inc. signed a definitive agreement to acquire Kittitas Valley Bancorp, Inc. (Kittitas) and its banking subsidiary, Kittitas Valley Bank, N.A. of Ellensburg, Washington. The transaction is structured such that, within certain limitations, stockholders of Kittitas can elect to receive either cash, or a fixed number of shares of InterWest Bancorp, Inc. common stock for each share of Kittitas common stock. The transaction provides that, in the aggregate, fifty percent of the shares of Kittitas common stock will be exchanged for cash and fifty percent of the shares of Kittitas common stock will be exchanged for InterWest Bancorp, Inc. common stock. The transaction is valued at approximately $13.0 million and will result in the issuance of approximately 150,000 shares of InterWest Bancorp, Inc. common stock. As of March 31, 1998, Kittitas had total consolidated assets of $45.9 million and stockholders' equity of $4.0 million. Kittitas Valley Bank operates three branch offices in Kittitas County. The acquisition of Kittitas is expected to be completed during the quarter ending December 31, 1998 following approval of regulatory authorities and the shareholders of Kittitas.

ITEM 2.                    INTERWEST BANCORP, INC
           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net income was $4.6 million for the quarter ended March 31, 1998, compared to $5.2 million for the quarter ended March 31, 1997. Basic and diluted net income per share was $0.55 and $0.54 for the quarter ended March 31, 1998 compared to $0.62 and $0.61, respectively for the quarter ended March 31, 1997. For the six months ended March 31, 1998 net income was $10.1 million compared to $10.3 million for the six months ended March 31, 1997. Basic and diluted net income per share was $1.19 and $1.17 for the six months ended March 31, 1998 compared to $1.24 and $1.21, respectively for the six months ended March 31, 1997.

The results of operations for the quarter and six months ended March 31, 1998 have been impacted by nonrecurring merger related charges associated with the
merger with Puget Sound Bancorp on January 15, 1998.   Net income before
nonrecurring merger related charges was $5.7 million and $11.1 for the quarter and six months ended March 31, 1998, respectively. Basic and diluted net income per share before merger related charges was $0.67 and $0.66 for the quarter and $1.32 and $1.29 for the six months ended March 31, 1998.

Merger related charges incurred during the quarter and six months ended March 31, 1998 are summarized as follows (dollars in thousands):

Severance and other personnel                     $  462
Professional fees                                    397
Data and facilities conversion                       269
Other                                                172
                                                  ------
                                                   1,300
Merger related provision for losses on loans         100
                                                  ------
Total merger related expenses                      1,400
Income tax benefit                                  (355)
                                                  ------
Merger related expenses, net of tax               $1,045
                                                  ------
                                                  ------

The following table summarizes net income, net income per share and key financial ratios after and before nonrecurring merger related expenses (dollars in thousands):

                                           QUARTER ENDED MARCH 31,   SIX MONTHS ENDED MARCH 31,
                                           -----------------------   --------------------------
                                             1998         1997         1998            1997
                                             ----         ----         ----            ----
AFTER MERGER RELATED EXPENSES

 Net income                                 $4,630       $5,206       $10,051         $10,348
                                            ------       ------       -------         -------
                                            ------       ------       -------         -------
 Basic net income per share                  $0.55       $ 0.62         $1.19         $  1.24
                                            ------       ------       -------         -------
                                            ------       ------       -------         -------
 Diluted net income per share                $0.54       $ 0.61         $1.17         $  1.21
                                            ------       ------       -------         -------
                                            ------       ------       -------         -------
 Efficiency ratio                            64.06%       54.50%        60.92%          54.97%

 Return on average stockholders' equity      13.15%       17.04%        14.46%          17.23%

 Return on average assets                     0.91%        1.15%         0.98%           1.16%

                                           QUARTER ENDED MARCH 31,   SIX MONTHS ENDED MARCH 31,
                                           -----------------------   --------------------------
                                             1998         1997         1998            1997
                                             ----         ----         ----            ----
BEFORE MERGER RELATED EXPENSES

 Net income                                 $5,675       $5,206      $11,096         $10,348
                                            ------       ------      -------         -------
                                            ------       ------      -------         -------
 Basic net income per share                 $ 0.67       $ 0.62      $  1.32         $  1.24
                                            ------       ------      -------         -------
                                            ------       ------      -------         -------
 Diluted net income per share               $ 0.66       $ 0.61      $  1.29         $  1.21
                                            ------       ------      -------         -------
                                            ------       ------      -------         -------
 Efficiency ratio                            57.93%       54.50%      57.77%           54.97%

 Return on average stockholders' equity      16.12%       17.04%      15.97%           17.23%

 Return on average assets                     1.12%        1.15%       1.08%            1.16%

NET INTEREST INCOME

Net interest income before provision for losses on loans increased to $15.9 million for the quarter ended March 31, 1998, compared to $14.9 million for the quarter ended March 31, 1997. For the six months ended March 31, 1998 net interest income before provision for losses on loans was $31.2 million, an increase from $29.5 million for the six months ended March 31, 1997. The increase in net interest income is due to growth in interest-earning assets which is partially offset by a decrease in the margin earned on these assets.

InterWest's net interest margin was 3.31 percent for the quarter ended March 31, 1998, an increase from 3.14 percent for the quarter ended December 31, 1997. Net interest margin was 3.49 percent for the quarter ended March 31, 1997. For the six months ended March 31, 1998 net interest margin was 3.23 percent, a decrease from 3.51 percent for the six months ended March 31, 1997.

The increase in net interest margin for the current quarter compared to the quarter ended December 31, 1997 is primarily due to changes in the composition of interest-earning assets and interest-bearing liabilities. During the quarter ended March 31, 1998, loans and deposits have increased and securities and borrowings have decreased which increases net interest margin as loan yields are generally higher than securities and the cost of deposits is generally less than the cost of borrowings.

Net interest margin has decreased from the corresponding periods of fiscal year 1997 primarily due to the continued flattening of the yield curve. In an interest rate environment with a flat yield curve, the margin earned on mortgage lending has decreased due to the compression of the interest rate spread between short-term deposit and borrowing rates and lending rates. InterWest focused on originating adjustable-rate loans, increasing short-term business and consumer loans and selling fixed-rate mortgage loans in the secondary market to offset the impact of a flat yield curve.

Interest income for the quarter ended March 31, 1998 was $38.4 million compared to $34.3 million for the quarter ended March 31, 1997. For the six months ended March 31, 1998, interest income was $77.4 million compared to $68.4 million for the six months ended March 31, 1997. The increase is due to growth in interest-earning assets, which is partially offset by a decrease in the yield earned on those assets. The yield on interest-earning assets decreased to 8.03 percent and 8.02 percent for the quarter and six months ended March 31, 1998, compared to 8.05 percent and 8.13 percent for the quarter and six months ended March 31, 1997.

Interest expense increased to $22.5 million for the quarter ended March 31, 1998 compared to $19.4 million for the quarter ended March 31, 1997. For the six months ended March 31, 1998 interest expense was $46.3 million compared to $38.9 million for the six months ended March 31, 1997. This is due to an increase in the balance of interest-bearing liabilities and an increase in the cost of funds from the prior year. Interest-bearing liabilities increased to fund the growth in interest-earning assets. The increase in the cost of funds is due to the fact that the growth in interest-bearing liabilities has been borrowings which bears a higher cost than deposits.

AVERAGE RATES AND BALANCES

The following tables indicate the average balance and average interest rates earned or paid, interest rate spread and net interest margin for the quarter ended March 31:

                                                1998                      1997
                                       -----------------------   ----------------------
                                         Average                  Average
                                         Balance        Rate      Balance         Rate
---------------------------------------------------------------------------------------
                                                  (dollars in thousands)
Loans receivable, net and loans
   held for sale                       $1,196,375       8.99%    $1,038,470       8.93%

Securities available for sale,
   securities held to maturity and
   other interest-earning assets          716,490       6.43%       664,903       6.68%
                                       ----------       -----    ----------       -----
Total interest-earnings assets         $1,912,865       8.03%    $1,703,373       8.05%

Deposits                               $1,206,265       4.36%    $1,221,920       4.32%

FHLB advances, securities
   sold under agreements
   to repurchase and                      663,787       5.66%       455,423       5.46%
   other borrowings
                                       ----------       -----    ----------       -----
Total interest-bearing liabilities     $1,870,052       4.82%    $1,677,343       4.63%

Net interest spread                    $   42,813       3.21%       $26,030       3.42%
                                       ----------       -----    ----------       -----
                                       ----------       -----    ----------       -----
Net interest margin                                     3.31%                     3.49%
                                                        -----                     -----
                                                        -----                     -----

The following tables indicate the average balance and average interest rates earned or paid, interest rate spread and net interest margin for the six months ended March 31:

                                                1998                      1997
                                       -----------------------   ----------------------
                                         Average                  Average
                                         Balance        Rate      Balance         Rate
---------------------------------------------------------------------------------------
                                                  (dollars in thousands)
Loans receivable, net and loans
   held for sale                       $1,185,168       8.96%     $1,029,406      8.97%

Securities available for sale,
   securities held to maturity and
   other interest-earning assets          745,676       6.54%        651,145      6.82%
                                       ----------       -----     ----------      -----
Total interest-earnings assets         $1,930,844       8.02%     $1,680,551      8.14%

                                                1998                      1997
                                       -----------------------   ----------------------
                                         Average                  Average
                                         Balance        Rate      Balance         Rate
---------------------------------------------------------------------------------------
                                                  (dollars in thousands)
Deposits                               $1,205,530       4.42%    $1,197,488       4.36%

FHLB advances, securities
   sold under agreements
   to repurchase and                      685,889       5.72%       458,061       5.58%
   other borrowings
                                       ----------       -----    ----------       -----
Total interest-bearing liabilities     $1,891,419       4.89%    $1,655,549       4.69%

Net interest spread                    $   39,425       3.13%       $25,002       3.44%
                                       ----------       -----    ----------       -----
                                       ----------       -----    ----------       -----
Net interest margin                                     3.23%                     3.51%
                                                        -----                     -----
                                                        -----                     -----

Net interest income is impacted by changes in both interest rates and changes in interest-earning assets and interest-bearing liabilities. The tables presented below are an analysis of these changes for the quarter and six months ended March 31, 1998 as compared to the quarter and six months ended March 31, 1997 (in thousands):

                                              Quarter 1998 vs 1997              Six months 1998 vs 1997
                                              Increase  (Decrease)                Increase (Decrease)
                                               Due to changes in                   Due to changes in

                                          Rate      Volume       Total         Rate    Volume        Total
                                       -------------------------------      -------------------------------
Loans receivable, net
   and loans held for sale               $ 154      $3,547      $3,701        $  (82)    $6,974     $6,892

Securities available for
   sale, securities held
   to maturity and other
   interest-earning assets                (395)        796         401          (879)     3,034      2,155
                                       -------------------------------------------------------------------
Total net change in income
   on interest-earning assets             (241)      4,343       4,102          (961)    10,008      9,047

INTEREST-BEARING LIABILITIES

Deposits                                   121        (174)        (53)          379        176        555

FHLB advances, securities
   sold under agreement to
   repurchase and other
   borrowings                              233       2,939       3,172           344      6,510      6,854
                                       -------------------------------------------------------------------
Total net change in expense
   on interest-bearing liabilities         354       2,765       3,119           723      6,686      7,409
                                       -------------------------------------------------------------------
Net change in net
   interest income                       $(595)     $1,578        $983       $(1,684)    $3,322     $1,638
                                       -------------------------------------------------------------------
                                       -------------------------------------------------------------------

Noninterest Income

Noninterest income for the quarter ended March 31, 1998 was $5.3 million, an increase from $3.3 million for the quarter ended March 31, 1997. This is primarily due to increased gains on the sale of mortgage loans of $1.3 million, an increase of $400,000 in service fee revenue and a $200,000 increase in the gain on sale of securities available for sale. The increase in service fee revenue is primarily due to growth in transaction deposit accounts and the development of new business and consumer banking products. Noninterest income was $10.1 million for the six months ended March 31, 1998, an increase from $6.7 million for the six months ended March 31, 1997. Consistent with the quarterly increase, this is primarily due to an increase in the gain on sale of mortgage loans of $2.5 million and increased service fee revenue of $800,000.

Noninterest Expense

Excluding nonrecurring merger related charges associated with the Puget Sound Bancorp merger, noninterest expenses were $12.3 million for the quarter ended March 31, 1998, compared to $11.6 million for the quarter ended December 31, 1997 and $9.9 million for the quarter ended March 31, 1997. Excluding merger related charges, the operating efficiency ratio was 57.93 percent for the quarter ended March 31, 1998 as compared to 57.68 percent for the quarter ended December 31, 1997 and 54.50 percent for the quarter ended March 31, 1997. For the six months ended March 31, 1998 noninterest expenses were $23.8 million and the efficiency ratio was 57.77 percent before merger related charges, compared to noninterest expenses of $19.9 million and an efficiency ratio of 54.97 percent for the six months ended March 31, 1997.

The increase in noninterest expenses and the efficiency ratio from the respective periods one year ago is consistent with planned consumer and business loan portfolio growth and diversification of deposit product lines. Increases in compensation and benefits, general and administrative, occupancy and data processing expenses are due to bank expansion and diversification, enhanced focus on consumer and business banking products and services, and the opening of two new branches during the second half of fiscal year 1997. Key elements of the consumer and business banking focus were the development of credit administration, business and consumer lending support, business relationship officers and the addition of several experienced commercial banking management personnel. During the quarter ended March 31, 1998, InterWest recorded an expense of $550,000 associated with fair value adjustments on certain properties in the real estate held for development portfolio. This expense resulted from the periodic assessment of the value of the real estate held for sale and for development portfolios and the risks associated with respective properties.

FEDERAL INCOME TAX

Income tax expense was $2.6 million and $5.4 million for the quarter and six months ended March 31, 1998, compared to $2.8 million and $5.3 million for the quarter and six months ended March 31, 1997, respectively. The effective tax rates were 35.7 percent and 35.1 percent for the quarter and six months ended March 31, 1998, compared to 34.6 percent and 34.0 percent for the quarter and six months ended March 31, 1997. The higher effective tax rate in 1998 is due to certain merger expenses that are not deductible for federal income tax purposes.

STATEMENT OF CONDITION

Total assets were $2.091 billion as of March 31, 1998, compared to $2.1 billion as of September 30, 1997.

The loan portfolio, including loans held for sale, has increased 5.0 percent from $1.153 billion at September 30, 1997, to $1.211 billion as of March 31, 1998. Other interest-earning assets, which includes securities available for sale, securities held to maturity, FHLB stock and interest-bearing deposits in banks, decreased 7.1 percent from $825.1 million at September 30, 1997 to $766.4 million as of March 31, 1998.

As of March 31, 1998, InterWest had $600.3 million or 86 percent of its securities classified as available for sale. The available for sale portfolio is required to be carried at fair value, thus its carrying value fluctuates with changes in market conditions. As of March 31, 1998, InterWest has an unrealized loss on securities available for sale of $1.6 million as compared to an unrealized loss of $2.0 million as of September 30, 1997. The remaining $93.7 million or 14 percent of securities are classified as held to maturity. As permitted by SFAS No. 115 "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES", upon the merger with Puget Sound Bancorp and subsequent restructuring of First National Bank of Port Orchard's investment portfolio, $4.7 million of securities classified as held to maturity have been transferred to the available for sale portfolio.

The loan portfolio, including loans held for sale, increased $58.0 million from September 30, 1997. The consumer and business (which includes commercial and agricultural loans) loan principal balance outstanding has increased to $68.1 and $78.6 million as of March 31, 1998, representing annual growth rates of 7.3 percent and 44.1 percent, respectively. As of March 31, 1998, outstanding business loans represent 6.4 percent and consumer loans 5.6 percent of the total loan portfolio compared to 5.5 percent and 5.6 percent, respectively, as of September 30, 1997. InterWest will continue activities to implement a strategy of changing the composition of the loan portfolio. Real estate mortgage loans have experienced an annualized growth rate of 4.9 percent during the first six months of fiscal year 1998 and real estate construction loans outstanding have increased by $18.2 for the same period. During the quarter ended March 31, 1998, InterWest experienced record real estate mortgage loan originations. However, there is not a corresponding growth in real estate mortgage loan balances due to mortgage banking activities to sell fixed rate mortgage loans and high prepayment rates on real estate mortgage loans compared to recent periods.

The following table indicates the loan portfolio mix as of March 31, 1998, and September 30, 1997:

                                    March 31, 1998   September 30, 1997
                                    --------------   ------------------
                                             (in thousands)
Real estate mortgage loans
   Single-family residential           $713,508           $691,951
   Multi-family residential              54,819             54,943
   Commercial                           180,084            178,926
Real estate construction                134,772            116,554
Consumer loans                           68,148             65,755
Commercial loans                         44,143             34,824
Agricultural loans                       34,477             29,600
                                     ----------         ----------
                                      1,229,951          1,172,553
Less:
  Allowance for losses on loans           9,268              9,033
  Deferred loan fees and discounts        9,618             10,078
                                     ----------         ----------
                                     $1,211,065         $1,153,442
                                     ----------         ----------
                                     ----------         ----------

InterWest had $341.4 million in loans serviced for others as of March 31, 1998 as compared to $301.9 million as of September 30, 1997. This increase is reflective of mortgage banking activities during the first six months of fiscal year 1998 and the fact that the majority of mortgage loans are sold with servicing retained.

Interest is accrued on loans receivable until the loan is 90 days delinquent or management doubts the collectibility of the loan or the unpaid interest, at which time InterWest establishes a reserve for any accrued interest. All loans on which interest is not being accrued are referred to as non-accrual loans. As of March 31, 1998, non-accrual loans totaled $6.7 million, an increase from $4.9 million as of September 30, 1997. Total non-performing assets, including non-accrual loans and real estate owned through foreclosure, increased to $13.9 million or 0.66 percent of total assets as of March 31, 1998, compared to $11.8 million or 0.56 percent of total assets as of September 30, 1997.

The following table summarizes non-performing assets as of March 31, 1998 and September 30, 1997:

                                   March 31, 1998   September 30, 1997
                                   --------------   ------------------
                                           (in thousands)
NONACCRUAL LOANS

Real estate mortgage loans
  Single-family residential            $3,807         $3,181
  Multi-family residential                229            407
  Commercial                              834            484
Real estate construction                  626            123
Consumer loans                            232            424
Commercial loans                          987            173
Agricultural loans                         16             78
                                       ------         ------
  Total nonaccrual loans                6,731          4,870

REAL ESTATE OWNED THROUGH FORECLOSURE

Single-family residential               2,255          2,100
Multi-family residential                  414             --
Commercial                              4,482          4,845
                                       ------         ------
  Total real estate owned through
    foreclosure                         7,151          6,945
                                       ------         ------
Total non performing assets           $13,882        $11,815
                                       ------         ------
                                       ------         ------

The allowance for losses on loans totaled $9.3 million (0.76 percent of loans) as of March 31, 1998 compared to $9.0 million (0.78 percent of loans) as of September 30, 1997. Net loan charge-offs were $385,000 or 0.03 percent of the average balance of loans outstanding for the six months ended March 31, 1998. InterWest assesses the risk level inherent in the loan portfolio to provide adequate reserves to meet these risks as a part of the ongoing review of the loan portfolio. Non-performing assets and delinquency trends are key elements in determining the allowance for losses on loans. The allowance for losses on loans is also determined by taking into consideration general economic conditions in the market InterWest serves, historical loss experience, individual loan review findings, loan mix and the level of loans relative to the allowance for losses on loans.

The following tables summarize the activity in allowance for losses on loans during the quarter and six months ended March 31 (in thousands):

                                      Quarter                  Six months

                                   1998         1997         1998        1997
                                   ----         ----         ----        ----
Balance at beginning of period    $8,938       $8,746       $9,033      $8,381

Provisions                           420          321          639         630

Pooling adjustment                                             (19)

Recoveries                            76           30          192         164

Charge-offs                         (166)        (258)        (577)       (336)
                                  ------       ------       ------      ------
Balance at end of period          $9,268       $8,839       $9,268      $8,839
                                  ------       ------       ------      ------
                                  ------       ------       ------      ------

Total liabilities were $1.950 billion as of March 31, 1998, compared to $1.964 billion at September 30, 1997. This change resulted from a decrease in borrowings of $35.8 million, which is partially offset by an increase in deposits of $21.7 million.

Certificates of deposit increased $6.4 million or 0.8 percent from September 30, 1997 and currently represent 65.0 percent of total deposits. Transaction account balances increased $15.3 million or 3.6 percent from September 30, 1997 and currently represent 35.0 percent of total deposits. Money market, non-interest bearing checking and interest bearing checking account balances increased by $13.5 million, $1.3 million and $4.3 million from September 30, 1997, respectively. This represents annualized growth rates of 20.0 percent,
3.5 percent and 7.9 percent for money market, non-interest bearing checking and interest bearing checking account balances, respectively. It is management's intent to increase the percentage of transaction deposits to approximately 40 percent of the total deposit base within the next five years, which should have a positive impact on net interest income, service fee revenue and market penetration. The pending acquisitions of Pacific Northwest Bank, Pioneer Bancorp and Kittitas Valley Bancorp should help achieve this objective.

The following table indicates the deposit mix as of March 31, 1998 and September 30, 1997:

                                   March 31, 1998      September 30, 1997
                                   --------------      ------------------
                                              (in thousands)
Non-interest bearing deposits         $76,565              $75,249
Interest-bearing checking accounts    111,920              107,660
Money market accounts                 148,652              135,155
Savings accounts                       96,837              100,658
Certificates                          804,751              798,321
                                   ----------           ----------
Total                              $1,238,725           $1,217,043
                                   ----------           ----------
                                   ----------           ----------

InterWest's total stockholders' equity was $141.4 million as of March 31, 1998, an increase of $5.6 million from $135.8 million as of September 30, 1997. This increase is due to net income of $10.1 million for the six months ended March 31, 1998, $200,000 in proceeds from the exercise of common stock options and a $300,000 decrease in the net unrealized loss on securities available for sale. These changes are offset by $3.1 million in common stock dividends declared during the six months ended March 31, 1998, the borrowing of $1.6 million to purchase common stock for the ESOP and a $300,000 pooling of interests accounting adjustment to conform Puget Sound Bancorp's December 31 fiscal year end with InterWest's September 30 fiscal year end in accordance with generally accepted accounting principles. For the quarter ended March 31, 1998 InterWest declared dividends totaling $0.19 per share, which was an increase from $0.18 per share for the quarter ended December 31, 1997. Book value per share was $16.79 at March 31, 1998, which was an increase from $16.08 at September 30, 1997. Stockholders' equity as a percentage of total assets increased from 6.46 percent at September 30, 1997, to 6.76 percent at March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Management of liquidity focuses on the need to meet both short-term funding requirements and InterWest's long-term strategies and goals. Specifically, the objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, creditors and borrowers. Management has structured the balance sheet to meet these needs. InterWest desires to attract and retain consumer and business customer relationships with a focus on transaction accounts and short-term business and consumer lending. InterWest also uses wholesale funds through advances from the Federal Home Loan Bank of Seattle (FHLB) and the sale of securities under agreements to repurchase them to fund asset growth. Other sources of funds for liquidity include loan repayments, loan sales, securities sales and mortgage-backed and related security repayments. Repayments on loans and mortgage-backed and related securities and deposit inflows and outflows can be significantly impacted by interest rates.

InterWest has additional capacity to borrow funds from the FHLB through a preapproved credit line. This credit line has a pledge requirement whereby InterWest must maintain unencumbered collateral with a par value at least equal to the outstanding balance. As of March 31, 1998, InterWest has $567.5 million outstanding in advances from the FHLB. InterWest uses the securities market as a vehicle for borrowing by utilizing its securities available for sale and securities held to maturity as collateral. As of March 31, 1998, InterWest has $127.2 million outstanding in securities sold under agreement to repurchase. These borrowings are collateralized by securities with a market value exceeding the face value of the borrowings. If the market value of the securities were to decline as a result of an increase in interest rates or other factors, InterWest would be required to pledge additional securities or cash as collateral.

InterWest is committed to managing capital for maximum stockholder benefit and maintaining strong protection for depositors and creditors. InterWest manages various capital levels at both the holding company and subsidiary
Bank level to maintain appropriate capital ratios and levels in accordance with external regulations and capital guidelines established by the Board of Directors. InterWest and it's subsidiaries, InterWest Bank and First
National Bank of Port Orchard, are subject to risk-based capital guidelines requiring minimum capital levels based on the perceived credit risk of assets.

FDIC regulations establish the amount of capital for each of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established categories of institutions. The regulations define the relevant capital levels for the five categories In general terms, the capital definitions are as follows:

                                     Total Capital       Tier 1              Tier 1
                                     (to Risk            (to Risk            (to Average
                                     Weighted Assets)    Weighted Assets)    Assets)
                                     ----------------    ----------------    -------
Well capitalized                     10%                 6%                  5%
Adequately capitalized               8%                  4%                  4%
Undercapitalized                     Below 8%            Below 4%            Below 4%
Significantly undercapitalized       Below 6%            Below 3%            Below 3%
Critically undercapitalized          -                   -                   2% or less

InterWest Bancorp, Inc. is subject to risk-based capital guidelines issued by the Federal Reserve Board (FRB) which establish a risk-adjusted ratio relating capital to different categories of assets. InterWest's Tier I capital is comprised of stockholders' equity less certain intangibles, and excludes the equity impact of adjusting securities available for sale to fair value. Total capital is Tier I capital and the allowance for losses on loans. The FRB's risk-based capital rules have been supplemented by a leverage capital ratio, defined as Tier I capital to adjusted quarterly average total assets. As of March 31, 1998, under the FRB's capital guidelines, InterWest's levels of consolidated regulatory capital exceed the FRB's minimum requirements.

The capital amounts and ratios as of March 31, 1998 are presented in the following table:

                                                                                    To Be Well
                                                                                 Capitalized Under
                                                             For Capital         Prompt Corrective
                                            Amount        Adequacy Purposes      Action Provisions
                                      Amount     Ratio    Amount     Ratio      Amount       Ratio
                                      ------     -----    ------     -----      ------       -----
                                                      (dollars in thousands)
INTERWEST BANK:
Total Capital
   (to Risk Weighted Assets)         $142,837    14.40%   $79,343     8.0%     $99,178       10.0%
Tier I Capital
   (to Risk Weighted Assets)          134,055    13.52%    39,671     4.0%      59,507        6.0%
Tier I Capital
   (to Average Assets)                134,055     6.78%    79,075     4.0%      98,844        5.0%

FIRST NATIONAL BANK OF PORT ORCHARD:
Total Capital
   (to Risk Weighted Assets)           $5,960    14.54%    $3,279     8.0%      $4,099       10.0%
Tier I Capital
   (to Risk Weighted Assets)            5,474    13.35%     1,640     4.0%       2,459        6.0%
Tier I Capital
   (to Average Assets)                  5,474    10.19%     2,148     4.0%       2,686        5.0%

INTERWEST BANCORP, INC.
Total Capital
   (to Risk Weighted Assets)         $149,344    14.47%   $82,561     8.0%    $103,201       10.0%
Tier I Capital
   (to Risk Weighted Assets)          140,076    13.57%    41,280     4.0%      61,921        6.0%
Tier I Capital
   (to Average Assets)                140,076     6.91%    81,076     4.0%     101,345        5.0%

At March 31, 1998, InterWest Bancorp, Inc., InterWest Bank and First National Bank of Port Orchard were in compliance with the well-capitalized capital requirements. Management believes that under the current regulations InterWest Bancorp, Inc. and subsidiaries will continue to meet minimum capital requirements in the foreseeable future. However, events beyond the control of InterWest, such as a downturn in the economy in areas where InterWest has most of their loans, could adversely affect future earnings and, consequently, the ability of InterWest to meet future minimum capital requirements.

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

Year 2000 Issues

The century date change for the Year 2000 is a serious issue that may impact virtually every organization, including InterWest. The challenge is especially important to financial institutions since many processes, such as interest accruals and payments, are date sensitive and InterWest has interaction with numerous customers, vendors and third party service providers whom must also address the century date change issue.

InterWest has developed a plan, is developing contingency plans and has performed assessments on its systems. As part of InterWest's process to address the Year 2000 issue, InterWest has implemented a program to monitor Year 2000 efforts of its suppliers, service providers and large customers. Testing on systems identified as critical to validate upgrades, vendor certification and other changes necessary is expected to begin in 1998. Current estimates indicate renovation costs will not be material to InterWest's results of operations. Costs incurred related to renovating and testing will be expensed in the period incurred. InterWest could possibly be impacted by the century change to the extent other entities not affiliated with InterWest are unsuccessful in addressing this issue.

FORWARD LOOKING STATEMENTS

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

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders of the Company ("Meeting") was held on January 20, 1998. The results of the vote on the matters presented at the Meeting is as follows:

         1. The following individuals were elected as directors, each for a three-year term:

                                     Vote For        Vote Withheld
                                     ---------       -------------
         Michael T. Crawford         6,377,326         16,540
         Jean Gorton                 6,377,326         16,540
         Vern Sims                   6,377,326         16,540

         The terms of Directors Gary M. Bolyard, Henry Koetje, Clark H. Mock, Stephen M. Walden, Barney R. Beeksma, Larry Carlson, C. Stephen Lewis and Russel E. Olson continued after the meeting.

         2. The InterWest Bancorp, Inc. 1993 Incentive Stock Option Plan was amended and restated as approved by stockholders by the following vote:

            For           Against        Abstain
            ---           -------        -------
         5,658,344        551,162        184,360

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) REPORTS ON FORM 8-K

          InterWest Bancorp, Inc. filed a Form 8-K dated January 26, 1998 to report the signing of a definitive agreement to merge with Pacific Northwest Bank.

          InterWest Bancorp, Inc. filed a Form 8-K dated February 6, 1998 to report the signing of a definitive agreement to merge with Pioneer Bancorp, Inc.

          InterWest Bancorp, Inc. filed a Form 8-K dated April 20, 1998 to report the signing of a definitive agreement to acquire Kittitas Valley Bancorp.

          (b) EXHIBITS

          (27)  Financial Data Schedule

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         INTERWEST BANCORP, INC.


                              By:  H. Glenn Mouw
                                   ---------------------------------
                                   H. Glenn Mouw
                                   Executive Vice President









Date: May 12,1998