Form 10-Q
period 1998-06-30
INTERWEST BANCORP INC
filed 1998-08-13
CIK 949504

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON D.C.  20549

                                      FORM 10-Q

                                     (Mark One)
    (X)  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and
                                Exchange Act of 1934

                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                                   -------------

      (  ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
                                Exchange Act of 1934

               For the transition period           from  to
                                         ---------         ----------
                    COMMISSION FILE NUMBER   0-26632
                                           ----------

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

                              275 SOUTHEAST PIONEER WAY
                                OAK HARBOR, WASHINGTON
                               -----------------------
                       (Address of principal executive offices)

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


                                  YES   x   NO
                                      -----     -----

As of June 30, 1998, 15,667,982 shares of common stock were outstanding with no par value.

                                INTERWEST BANCORP, INC


INDEX     PAGE
-----     -----
PART 1.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
          AS OF JUNE 30, 1998 AND SEPTEMBER 30, 1997                  1

          CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND NINE MONTH PERIODS ENDED
          JUNE 30, 1998 AND 1997                                      2

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          FOR THE NINE MONTH PERIOD ENDED JUNE 30, 1998
          AND THE YEAR ENDED SEPTEMBER 30, 1997                       3

          CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
          THE NINE MONTH PERIOD ENDED JUNE 30, 1998 AND 1997          4-5

          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS        6-7


ITEM 2.   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                         8-19

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                            20

SIGNATURES                                                            21



CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DOLLARS IN THOUSANDS                          June 30, 1998   September 30, 1997
--------------------------------------------------------------------------------
                                               (unaudited)
ASSETS

  Cash and cash equivalents
     Non-interest bearing                            $66,322         $68,953
     Interest-bearing deposits in banks               14,382         166,935
  Federal funds sold                                  13,096          12,225
  Securities available for sale, at fair value       600,576         563,167
  Securities held to maturity
     (fair value: $89,384 and $129,470)               91,042         132,295
  Loans receivable, net                            1,399,407       1,338,451
  Loans held for sale (fair value: $41,408 and
     $10,451)                                         40,988          10,230
  Accrued interest receivable                         18,826          14,551
  Real estate held for sale and for development       12,776          12,414
  Federal Home Loan Bank (FHLB) stock, at cost        36,150          27,211
  Premises and equipment, net                         48,288          47,381
  Intangible assets                                    5,158           4,413
  Other assets                                         4,237           4,702
                                                ----------------------------
  Total assets                                    $2,351,248      $2,402,928
                                                ----------------------------
                                                ----------------------------


LIABILITIES

  Non-interest bearing deposits                     $157,580        $150,428
  Interest-bearing deposits                        1,327,175       1,318,032
                                                ----------------------------
  Total deposits                                   1,484,755       1,468,460

  FHLB advances                                      543,556         494,648
  Securities sold under agreements to repurchase     128,643         258,993
  Accrued expenses and other liabilities              24,213          17,730
  Other borrowings                                     2,083           2,327
                                                ----------------------------

  Total liabilities                                2,183,250       2,242,158

STOCKHOLDERS' EQUITY

  Common stock, no par value
    Authorized 30,000,000 shares
    Issued and outstanding 15,667,982
    and 15,664,812                                        --          --
  Paid-in-capital                                     36,522          36,110
  Treasury stock                                        (289)           (289)
  Retained earnings                                  134,584         126,064
  Debt related to employee stock ownership
    plan (ESOP)                                       (1,983)             --
  Net unrealized loss on
    securities available for sale, net of tax           (836)         (1,115)
                                                ----------------------------

  Total stockholders' equity                         167,998         160,770
                                                ----------------------------

  Total liabilities and stockholders' equity      $2,351,248      $2,402,928
                                                ----------------------------
                                                ----------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                 Three months ended June 30,     Nine months ended June 30,
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS   1998         1997               1998         1997
------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Loans receivable and loans held for sale        $31,980   $29,392             $94,593      $84,340
  Securities available for sale                    10,853     9,165              33,172       24,508
  Securities held to maturity                       1,552     2,619               4,558       10,087
  Other                                               864       602               2,023        2,006
                                                 ---------------------------------------------------
                                                   45,249    41,778             134,346      120,941
INTEREST EXPENSE
  Deposits                                         15,100    15,522              45,466       45,291
  FHLB advances and other borrowings                8,234     5,006              23,033       13,376
  Securities sold under agreements to repurchase    1,849     2,647               7,286        7,346
                                                 ---------------------------------------------------
                                                   25,183    23,175              75,785       66,013
Net interest income before provision for
  losses on loans                                  20,066    18,603              58,561       54,928

  Provision for losses on loans                     1,520       303               2,366        1,233
                                                 ---------------------------------------------------
Net interest income after provision for
  losses on loans                                  18,546    18,300              56,195       53,695

NONINTEREST INCOME
  Gain on sale of loans                             1,930       528               6,641        2,028
  Service fees                                      2,742     2,546               8,083        6,973
  Investment product fees and
    insurance commissions                             589       596               1,574        1,631
  Gain on sale of securities available for sale       218       111                 649          407
  Gain on real estate held for sale
     and for development                               33        89                 280          275
  Other                                               403       568               1,339        1,192
                                                 ---------------------------------------------------
                                                    5,915     4,438              18,566       12,506
NONINTEREST EXPENSE
  Compensation and employee benefits                8,101     7,010              23,758       20,428
  General and administrative                        3,033     3,154              10,332        9,749
  Occupancy                                         2,299     1,985               6,643        5,617
  Data processing                                     958       820               2,850        2,555
  FDIC premium assessment                             164       170                 495          266
  Merger related charges                            4,195        --               5,495           --
  Loss from real estate write-downs
   and operations                                     184        83               1,220          275
                                                 ---------------------------------------------------
                                                   18,934    13,222              50,793       38,890

Income before income taxes                          5,527     9,516              23,968       27,311

Income tax expense                                  2,254     3,171               8,733        9,239
                                                 ---------------------------------------------------
NET INCOME                                         $3,273    $6,345             $15,235      $18,072
                                                 ---------------------------------------------------
                                                 ---------------------------------------------------

Basic net income per share                          $0.21     $0.41               $0.97        $1.16
                                                 ---------------------------------------------------
                                                 ---------------------------------------------------
Diluted net income per share                        $0.20     $0.40               $0.94         1.13
                                                 ---------------------------------------------------
                                                 ---------------------------------------------------


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)


                                                                           Unrealized loss
DOLLARS IN THOUSANDS,                                                       on securities       Debt
 EXCEPT SHARE DATA               Common Stock       Paid-in     Retained    available for      Related     Treasury
                                 # of  Shares       Capital     Earnings   sale, net of tax      to          Stock        Total
                                                                                                ESOP
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1996       15,410,127          $34,433    $106,739         $(2,924)    $ (312)       $(289)       $137,647

Net income                                                         24,549                                                  24,549

Dividends, $0.33 per share                                         (5,224)                                                 (5,224)

Proceeds from exercise of
  common stock options               236,013            2,053                                                               2,053

Proceeds from sale of common
  stock                               18,788              194                                                                 194

Common stock repurchased and
  retired                            (35,780)            (570)                                                               (570)

ESOP loan repayment
                                      35,664                                                     312                          312

Unrealized gain on securities
  available for sale, net of                                                        1,809                                   1,809
  tax

---------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1997       15,664,812          $36,110    $126,064         $(1,115)    $   --        $(289)       $160,770

Net income                                                         15,235                                                  15,235

Dividends, $0.35 per share                                         (5,466)                                                 (5,466)

Proceeds from exercise of             76,662              411                                                                 411
  common stock options

Proceeds from sale of common
  stock                                1,404               18                                                                  18

Debt related to ESOP                 (74,556)                                                 (1,983)                      (1,983)

Fractional shares                       (340)             (17)                                                                (17)

Unrealized gain on securities                                                         279                                     279
  available for sale, net of
  tax

Pooling accounting adjustment                                      (1,249)                                                 (1,249)
---------------------------------------------------------------------------------------------------------------------------------
Balance June 30, 1998             15,667,982          $36,522    $134,584           $(836)   $(1,983)       $(289)       $167,998
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                              Nine Months Ended June 30,
DOLLARS IN THOUSANDS                                             1998          1997
-----------------------------------------------------------------------------------------
OPERATING ACTIVITIES

Net Income                                                     $15,235        $18,072
Adjustments to reconcile net income to net
   cash provided by operating activities:
 Depreciation and amortization                                   3,514          2,051
 Provision for losses on loans                                   2,366          1,233
 Loss on real estate held for sale                                 853             --
 Accretion of premiums and discounts, net                        2,746            986
 Gain on sale of loans                                          (6,641)        (2,028)
 Gain on sale of securities available for sale                    (649)          (407)
 Gain on sale of real estate held for sale and
   for development                                                (280)          (275)
 Amortization of deferred loan fees, net                         1,189           (773)
 FHLB stock dividends                                           (1,836)        (1,068)
Cash provided (used) by changes in
  operating assets and liabilities:
   Accrued interest receivable                                  (4,275)        (2,982)
   Other assets                                                    465           (292)
   Accrued expenses and other liabilities                        6,725         (6,791)
   Pooling accounting adjustment                                  (890)            --
                                                                  -------------------

Net cash provided by operating activities,                     $18,522         $7,726

INVESTING ACTIVITIES

 Purchase of securities available for sale                    (719,219)      (360,238)
 Proceeds from matured securities available for sale           305,376         35,227
 Proceeds from sale of securities available for sale           316,650        249,149
 Proceeds from matured securities held to maturity              24,511        176,350
 Purchase of securities held to maturity                           (20)       (85,000)
 Principal repayments securities available for sale             66,673         49,271
 Principal repayments from securities held to maturity           7,542          4,845
 Proceeds from sale of loans                                   230,469         39,024
 Net increase in loans receivable                             (324,471)      (237,221)
 Proceeds from sale of real estate held for sale
   and for development                                           3,292          2,742
 Purchases of premises and equipment                            (4,090)        (9,467)
 Purchase of FHLB stock                                         (7,103)        (6,054)
 Redemption of FHLB stock                                           --          6,000
 Net increase in federal funds sold                               (871)       (15,205)
 Improvements capitalized to real estate held for sale            (829)        (1,713)
                                                                  -------------------

Net cash used by investing activities                        $(102,090)     $(152,290)


                                                                       Nine months ended June 30,
DOLLARS IN THOUSANDS                                                     1998            1997
-------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES

  Net increase in transaction account deposits                            42,085         30,892
  Net increase in certificates of deposit                                (25,790)        63,057
  Proceeds from FHLB advances, securities sold under
    agreements to repurchase, and other borrowings                     1,363,043        872,901
  Repayment of FHLB advances, securities sold under
    agreements to repurchase and other borrowings                     (1,446,712)      (799,340)
  Dividends paid                                                          (4,672)        (4,160)
  Issuance of common stock                                                   430          1,899
                                                                         -----------------------

Net cash provided (used) by financing activities                         (71,616)       165,249
                                                                         -----------------------

Net change in cash and cash equivalents                                 (155,184)        20,685

CASH AND CASH EQUIVALENTS
  Beginning of period                                                    235,888         78,649
                                                                         -----------------------

  End of period                                                          $80,704        $99,334
                                                                         -----------------------
                                                                         -----------------------

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION

  Cash paid during the quarter for:
    Interest                                                             $74,984        $63,012
    Income taxes                                                           8,560          6,096
  Noncash transaction
    Loans transferred to real estate held for sale, net                    3,397          1,349
    Transfer of premises to real estate held for sale                         --          1,179
    Loans securitizied as mortgage-backed and related
      securities                                                              --         43,810
    Securities held to maturity transferred to available
      for sale                                                             8,454             --

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
PERIOD ENDED JUNE 30, 1998

NOTE A  BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of InterWest Bancorp, Inc. and its wholly owned banking subsidiaries, which is collectively defined as InterWest. The wholly-owned subsidiaries of InterWest Bancorp, Inc. as of June 30, 1998 are InterWest Bank, Pacific Northwest Bank, Pioneer National Bank and First National Bank of Port Orchard. All material intercompany transactions and balances have been eliminated.

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that impact amounts reported in the financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the financial statements and thus actual results could differ from the amounts reported and disclosed herein.

The unaudited consolidated financial statements have been prepared in accordance with general accepted accounting principles for interim financial information and with the instructions to the Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim consolidated financial statements. The consolidated statements of operations for the three and nine month periods ended June 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year. For further information, refer to the consolidated financial statements and footnotes for the year ended September 30, 1997.

NOTE B  NET INCOME PER SHARE

The diluted weighted average shares outstanding during the three and nine month periods ended June 30, 1998 and 1997 includes common equivalent shares outstanding using the treasury stock method. Common stock equivalents include shares issuable upon exercise of stock options. Unallocated shares relating to the Employee Stock Ownership Plan (ESOP) debt obligation are deducted in the calculation of weighted average shares outstanding.

NOTE C  BUSINESS COMBINATIONS

On January 15, 1998, InterWest Bancorp, Inc. acquired Puget Sound Bancorp, Inc. (Puget), of Port Orchard, Washington, the holding company of First National Bank of Port Orchard. Under the terms of the merger agreement, Puget merged into InterWest Bancorp, Inc., with First National Bank of Port Orchard becoming a subsidiary of InterWest Bancorp, Inc. First National Bank of Port Orchard operates three branch offices in western Washington. At the acquisition date, Puget had total consolidated assets of $53.1 million, including total loans receivable of $38.7 million, total deposits of $45.6 million, and stockholders' equity of $5.9 million. Each share of Puget common stock has been exchanged for 2.5 shares of InterWest common stock. The total number of shares issued was approximately 586,000.

On June 15,1998, InterWest Bancorp, Inc. acquired Pacific Northwest Bank (Pacific), of Seattle, Washington. Under the terms of the merger agreement, Pacific has become a subsidiary of InterWest Bancorp, Inc. At the acquisition date, Pacific had four offices in the metropolitan Seattle area of western Washington and total assets of $200.2 million, including total loans receivable of $150.1 million, total deposits of $170.2 million, and stockholders' equity of $16.8 million. Each share of Pacific common stock has been exchanged for 5.92 shares of InterWest Bancorp, Inc. common stock. The total number of shares issued was approximately 2,346,000.

On June 16, 1998, InterWest Bancorp, Inc. acquired Pioneer Bancorp, Inc. (Pioneer), of Yakima, Washington, the holding company of Pioneer National Bank. Under the terms of the merger agreement, Pioneer merged into InterWest Bancorp, Inc., with Pioneer National Bank becoming a subsidiary of InterWest Bancorp, Inc. Pioneer National Bank operates five offices in central Washington. At the acquisition date, Pioneer had total consolidated assets of $108.4 million, including total loans receivable of $63.4 million, total deposits of $87.2 million, and stockholders' equity of $9.3 million. Each share of Pioneer common stock has been exchanged for 2.01 shares of InterWest Bancorp, Inc. common stock. The total number of shares issued was approximately 693,000.

The acquisitions have been accounted for using the pooling-of-interests method. In accordance with generally accepted accounting principles, prior period consolidated financial statements have been restated as if the companies had been combined for all periods presented. In accordance with generally accepted accounting principles, the December 31 fiscal year ends of Pacific, Pioneer and Puget have been restated to conform with InterWest's September 30 fiscal year end.

On April 20, 1998 InterWest Bancorp, Inc. signed a definitive agreement to acquire Kittitas Valley Bancorp, Inc. (Kittitas) and its banking subsidiary, Kittitas Valley Bank, of Ellensburg, Washington. The transaction is structured such that, within certain limitations, stockholders of Kittitas can elect to receive either cash, or a fixed number of shares of InterWest Bancorp, Inc. common stock for each share of Kittitas common stock. The transaction provides that, in the aggregate, fifty percent of the shares of Kittitas common stock will be exchanged for cash and fifty percent of the shares of Kittitas common stock will be exchanged for InterWest Bancorp, Inc. common stock. The transaction is valued at approximately $13.0 million and will result in the issuance of approximately 230,000 shares of InterWest Bancorp, Inc. common stock. As of June 30, 1998, Kittitas had total consolidated assets of $47.1 million and stockholders' equity of $4.1 million. Kittitas Valley Bank operates three branch offices in Kittitas County. The acquisition of Kittitas is expected to be completed on August 31, 1998 following approval of the shareholders of Kittitas.

NOTE D  RECLASSIFICATIONS

Certain reclassifications have been made to prior financial statements to conform with current presentation. The effects of the reclassifications are not considered material.

NOTE E  ACCOUNTING CHANGES

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

NOTE F SUBSEQUENT EVENTS

On July 21, 1998, InterWest announced a three shares for two common stock split payable on August 17, 1998 to stockholders of record on August 3, 1998. Common stock issued and outstanding, average shares outstanding and net income per share for all periods presented have been retroactively adjusted to give effect to this transaction. Shares of common stock issued for completed or pending acquisitions have also been adjusted to reflect the stock split.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 1998

BASIS OF PRESENTATION

The following discussion is provided for the consolidated financial condition and results of operations of InterWest Bancorp, Inc., which includes its wholly-owned subsidiaries (collectively InterWest). InterWest Bancorp, Inc.'s wholly owned subsidiaries are InterWest Bank, Pacific Northwest Bank, Pioneer National Bank and First National Bank of Port Orchard. The purpose of this discussion is to focus on significant factors concerning InterWest's financial condition and results of operations.

OVERVIEW

InterWest is continuing to implement its plan to become a financial services company that provides a variety of products and services for both individual and business customers. InterWest's sales efforts in consumer and commercial lending will continue to change the composition of its loan portfolio. InterWest also intends to change the funding sources for asset growth. InterWest is emphasizing higher growth in transaction accounts relative to certificates of deposit and borrowings. This is designed to have a positive impact on net interest income, service fee revenue and market penetration while meeting the needs of InterWest's customers.

The merger with Central Bancorporation on August 31, 1996 began this process. Central's subsidiary bank, Central Washington Bank, operated ten offices in central Washington. At the merger date, Central had total consolidated assets of $206.1 million, including total loans receivable of $132.2 million, total deposits of $181.9 million and stockholders' equity of $17.1 million.

Continuing its commitment to commercial banking, InterWest acquired three commercial banking institutions subsequent to September 30, 1997 and signed a definitive agreement to acquire a fourth prior to the end of fiscal year 1998.

On January 15, 1998, InterWest Bancorp, Inc. acquired Puget Sound Bancorp, Inc. (Puget), of Port Orchard, Washington, the holding company of First National Bank of Port Orchard. Under the terms of the merger agreement, Puget merged into InterWest Bancorp, Inc., with First National Bank of Port Orchard becoming a wholly-owned subsidiary of InterWest Bancorp, Inc. First National Bank of Port Orchard operates three branch offices in western Washington. At the acquisition date, Puget had total consolidated assets of $53.1 million, including total loans receivable of $38.7 million, total deposits of $45.6 million, and stockholders' equity of $5.9 million. Each share of Puget common stock has been exchanged for 2.5 shares of InterWest common stock.

On June 15, 1998, InterWest Bancorp, Inc. acquired Pacific Northwest Bank (Pacific), of Seattle, Washington. Under the terms of the merger agreement, Pacific became a wholly-owned subsidiary of InterWest Bancorp, Inc. At the acquisition date, Pacific had four offices in the metropolitan Seattle area of western Washington and total assets of $200.2 million, including total loans receivable of $150.1 million, total deposits of $170.2 million, and stockholders' equity of $16.8 million. Each share of Pacific common stock has been exchanged for 5.92 shares of InterWest Bancorp, Inc. common stock.

On June 16, 1998, InterWest Bancorp, Inc. acquired Pioneer Bancorp, Inc. (Pioneer), of Yakima, Washington, the holding company of Pioneer National Bank. Under the terms of the merger agreement, Pioneer merged into InterWest Bancorp, Inc., with Pioneer National Bank becoming a wholly-owned subsidiary of InterWest Bancorp, Inc. Pioneer National Bank operates five branch offices in central Washington. At the acquisition date, Pioneer had total consolidated assets of $108.4 million, including total loans receivable of $63.4 million, total deposits of $87.2 million, and stockholders' equity of $9.3 million. Each share of Pioneer common stock has been exchanged for 2.01 shares of InterWest Bancorp, Inc. common stock.

These mergers have been accounted for using the pooling-of-interests method of accounting. In accordance with generally accepted accounting principles, prior period financial statements, as well as management discussion and analysis have been restated as if the companies were combined for all periods presented.

RESULTS OF OPERATIONS

Net income was $3.3 million for the three months ended June 30, 1998, compared to $6.3 million for the three months ended June 30, 1997. Basic and diluted net income per share were $0.21 and $0.20 for the three months ended June 30, 1998 compared to $0.41 and $0.40, respectively for the three months ended June 30, 1997. For the nine months ended June 30, 1998 net income was $15.2 million compared to $18.1 million for the nine months ended June 30, 1997. Basic and diluted net income per share were $0.97 and $0.94 for the nine months ended June 30, 1998 compared to $1.16 and $1.13, respectively for the nine months ended June 30, 1997.

The results of operations for the three and nine month periods ended June 30, 1998 have been impacted by nonrecurring merger related charges associated with the mergers with Puget, Pacific and Pioneer. Net income before nonrecurring merger related charges was $7.3 million and $20.3 million for the three and nine month periods ended June 30, 1998, respectively. Basic and diluted net income per share before merger related charges were $0.47 and $0.45 for the three months ended June 30, 1998, and $1.30 and $1.26 for the nine months ended June 30, 1998.

Merger related charges incurred during the three and nine month periods ended June 30, 1998 are summarized as follows:

DOLLARS IN THOUSANDS                          Three Months   Nine Months
------------------------------------------------------------------------
Professional fees                                $1,541         $1,938
Severance and other personnel                     1,006          1,468
Data and facilities conversion                    1,113          1,382
Other                                               535            707
                                                  --------------------
                                                  4,195          5,495
Merger related provision for losses on loans      1,000          1,100
                                                  --------------------
Total merger related expenses                     5,195          6,595
Income tax benefit                               (1,163)        (1,518)
                                                 ---------------------
Merger related expenses, net of tax              $4,032         $5,077
                                                 ---------------------
                                                 ---------------------

The following table summarizes net income, net income per share and key financial ratios before and after nonrecurring merger related expenses:

                                                     Three months ended June 30,  Nine months ended June 30,
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS         1998           1997           1998          1997
-------------------------------------------------------------------------------------------------------
BEFORE MERGER RELATED EXPENSES:
     Net income                                       $7,305         $6,345        $20,312        $18,072
                                                      ---------------------------------------------------
                                                      ---------------------------------------------------

     Basic net income per share                        $0.47          $0.41          $1.30          $1.16
                                                       --------------------------------------------------
                                                       --------------------------------------------------

     Diluted net income per share                      $0.45          $0.40          $1.26          $1.13
                                                       --------------------------------------------------
                                                       --------------------------------------------------

     Efficiency ratio                                 56.73%         57.38%         58.73%         57.67%

     Return on average stockholders' equity           17.30%         16.81%         16.36%         16.58%

     Return on average assets                          1.22%          1.17%          1.15%          1.15%

                                                     Three months ended June 30,   Nine months ended June 30,
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS         1998           1997           1998           1997
-------------------------------------------------------------------------------------------------------------
AFTER MERGER RELATED EXPENSES:
     Net income                                       $3,273         $6,345        $15,235        $18,072
                                                      ---------------------------------------------------
                                                      ---------------------------------------------------

     Basic net income per share                        $0.21          $0.41          $0.97          $1.16
                                                       --------------------------------------------------
                                                       --------------------------------------------------

     Diluted net income per share                      $0.20          $0.40          $0.94          $1.13
                                                       --------------------------------------------------
                                                       --------------------------------------------------

     Efficiency ratio                                 72.87%         57.38%         65.86%         57.67%

     Return on average stockholders' equity            7.55%         16.81%         12.27%         16.58%

     Return on average assets                          0.55%          1.17%          0.86%          1.15%

NET INTEREST INCOME | Net interest income before provision for losses on loans increased to $20.1 million for the three months ended June 30, 1998, compared to $18.6 million for the three months ended June 30, 1997. For the nine months ended June 30, 1998 net interest income before provision for losses on loans was $58.6 million, an increase from $54.9 million for the nine months ended June 30, 1997. The increase in net interest income is due to an increase in interest-earning assets which is partially offset by a decrease in the margin earned on those assets.

InterWest's net interest margin was 3.56 percent for the three months ended June 30, 1998, a decrease from 3.59 percent for the three months ended March 31, 1998 and 3.67 percent for the three months ended June 30, 1997. For the nine months ended June 30, 1998 net interest margin was 3.52 percent, a decrease from 3.74 percent for the nine months ended June 30, 1997.

Net interest margin decreased in the current three month and nine month periods compared to previous comparable periods primarily as a result of the continued flat yield curve. In an interest rate environment with a flat yield curve, the margin earned on mortgage lending has decreased due to the compression of the interest rate spread between short-term deposit and borrowing rates and lending rates. InterWest focused on originating adjustable-rate loans, increasing short-term business and consumer loans and selling fixed-rate mortgage loans in the secondary market to offset the impact of a flat yield curve.

Interest income for the three months ended June 30, 1998 was $45.2 million compared to $41.8 million for the three months ended June 30, 1997. For the nine months ended June 30, 1998, interest income was $134.3 million compared to $120.9 million for the nine months ended June 30, 1997. The increase is due to growth in interest-earning assets, which is partially offset by a decrease in the yield earned on those assets. The yield on interest-earning assets decreased to 8.03 percent and 8.08 percent for the three and nine months ended June 30, 1998, compared to 8.12 percent and 8.23 percent for the three and nine months ended June 30, 1997.

Interest expense increased to $25.2 million for the three months ended June 30, 1998 compared to $23.2 million for the three months ended June 30, 1997. For the nine months ended June 30, 1998 interest expense was $75.8 million compared to $66.0 million for the nine months ended June 30, 1997. This is due to an increase in the balance of interest-bearing liabilities from the prior year. Interest-bearing liabilities increased to fund the growth in interest-earning assets. The cost of funds for the three months ended June 30, 1998 was 4.57 percent, a decrease from 4.65 percent for the three months ended June 30, 1997. The cost of funds for the nine months ended June 30, 1998 was 4.65 percent, an increase from 4.56 percent for the nine months ended June 30, 1997.

AVERAGE RATES AND BALANCES | The following table indicates the average balance and average interest rates earned or paid, interest rate spread and net interest margin for the three months ended June 30:

                                                                            1998                          1997
                                                       ----------------------------------------------------------
                                                        Average                        Average
DOLLARS IN THOUSANDS                                    Balance            Rate        Balance           Rate
------------------------------------------------------------------------------------------------------------------
Loans receivable, net and loans
  held for sale                                       $ 1,400,714          9.13%     $1,288,770          9.12%
Securities available for sale,
  securities held to maturity and
  other interest-earning assets                           853,746          6.22%        738,932          6.70%

                                                       -------------------------------------------------------
Total interest-earnings assets                          2,254,460          8.03%      2,027,702          8.24%
                                                       -------------------------------------------------------

Deposits                                                1,481,069          4.08%      1,457,681          4.26%
FHLB advances, securities
  sold under agreements
  to repurchase and                                       724,151          5.57%        537,836          5.69%
  other borrowings
                                                       -------------------------------------------------------
Total interest-bearing liabilities                      2,205,220          4.57%      1,995,517          4.65%
                                                       -------------------------------------------------------

Net interest spread                                    $   49,240          3.46%        $32,185          3.60%
                                                       -------------------------------------------------------
                                                       -------------------------------------------------------

Net interest margin                                                        3.56%                         3.67%
                                                                           -----                         -----
                                                                           -----                         -----

The following table indicates the average balance and average interest rates earned or paid, interest rate spread and net interest margin for the nine months ended June 30:

                                                                           1998                          1997
                                                       ----------------------------------------------------------
                                                        Average                        Average
DOLLARS IN THOUSANDS                                    Balance            Rate        Balance           Rate
------------------------------------------------------------------------------------------------------------------
Loans receivable, net and loans
  held for sale                                       $ 1,391,009          9.07%     $1,232,147          9.13%
Securities available for sale,
  securities held to maturity and
  other interest-earning assets                           826,223          6.42%        726,384          6.72%

                                                       -------------------------------------------------------
Total interest-earnings assets                          2,217,232          8.08%      1,958,531          8.23%
                                                       -------------------------------------------------------

Deposits                                                1,459,265          4.15%      1,436,990          4.20%
FHLB advances, securities
  sold under agreements
  to repurchase and                                       713,276          5.67%        491,834          5.62%
  other borrowings
                                                       -------------------------------------------------------
Total interest-bearing liabilities                      2,172,541          4.65%      1,928,824          4.56%
                                                       -------------------------------------------------------

Net interest spread                                    $   44,691          3.43%        $29,707          3.67%
                                                       -------------------------------------------------------
                                                       -------------------------------------------------------

Net interest margin                                                        3.52%                         3.74%
                                                                           -----                         -----
                                                                           -----                         -----

Net interest income is impacted by changes in both interest rates and changes in interest-earning assets and interest-bearing liabilities. The table presented below are an analysis of these changes for the three months and nine months ended June 30, 1998 as compared to the three months and nine months ended June 30, 1997:

                                                Three months 1998 vs 1997                Nine months 1998 vs 1997
                                                  Increase  (Decrease)                    Increase (Decrease)
                                                   Due to changes in                       Due to changes in

DOLLARS IN THOUSANDS                          Rate       Volume       Total           Rate      Volume       Total
-------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS

Loans receivable, net
   and loans held for sale                     $32      $2,556       $2,588          $(546)    $10,799      $10,253

Securities available for
   sale, securities held
   to maturity and other
   interest-earning assets                    (778)      1,661          883         (1,541)      4,693        3,152
                                              ---------------------------------------------------------------------

Total net change in income
   on interest-earning assets                 (746)      4,217        3,471         (2,087)     15,492       13,405
                                              ---------------------------------------------------------------------

INTEREST-BEARING LIABILITIES

Deposits                                      (677)        255         (422)          (496)        671          175

FHLB advances, securities
   sold under agreement to
   repurchase and other
   borrowings                                 (160)      2,590        2,430            186       9,411        9,597
                                              ---------------------------------------------------------------------

Total net change in expense
   on interest-bearing liabilities            (837)      2,845        2,008           (310)     10,082        9,772
                                              ---------------------------------------------------------------------

Net change in net
   interest income                            $ 91      $1,372       $1,463        $(1,777)     $5,410       $3,633
                                              ---------------------------------------------------------------------
                                              ---------------------------------------------------------------------

PROVISION FOR LOSSES ON LOANS | The provision for losses on loans was $1.5 million for the three months and $2.4 million for the nine months ended June 30, 1998, an increase from $571,000 and $1.2 million for the respective periods of fiscal year 1997. The increase in the provision is primarily due to a merger related provision for losses on loans of $1 million for the three months and $1.1 million for the nine months ended June 30, 1998 to conform the allowance for losses on loans practices of Pioneer National Bank and First National Bank of Port Orchard with InterWest.

NONINTEREST INCOME | Noninterest income for the three months ended June 30, 1998 was $5.9 million, an increase from $4.4 million for the three months ended June 30, 1997. This is primarily due to increased gains on the sale of loans of $1.4 million and an increase in service fee revenue of $200,000. The increase in service fee revenue is primarily due to growth in transaction deposit accounts and the development of new business and consumer banking products. Noninterest income was $18.6 million for the nine months ended June 30, 1998, an increase from $12.5 million for the nine months ended June 30, 1997. Consistent with the quarterly increase, this is primarily due to an increase in the gain on sale of loans of $4.6 million and an increase in service fee revenue of $1.1 million.

NONINTEREST EXPENSE | Excluding nonrecurring merger related charges, noninterest expenses were $14.7 million for the three months ended June 30, 1998, compared to $15.6 million for the three months ended March 31, 1998 and $13.3 million for the three months ended June 30, 1997. Excluding merger related charges, the operating efficiency ratio was 56.73 percent for the three months ended June 30, 1998 as compared to 59.76 percent for the three months ended March 31, 1998 and
57.38 percent for the three months ended June 30, 1997. For the nine months ended June 30, 1998 noninterest expenses were $45.3 million and the efficiency ratio was 58.73 percent before merger related charges, compared to noninterest expenses of $38.9 million and an efficiency ratio of 57.67 percent for the nine months ended June 30, 1997.

The increase in noninterest expenses from the respective periods one year ago is due to bank expansion, product diversification and enhanced focus on the growth of consumer and commercial banking. Key elements of the consumer and commercial banking growth were: the development of credit administration, commercial and consumer lending support, business relationship officers and the addition of several experienced commercial banking management personnel. The decrease in noninterest expenses from the quarter ended March 31, 1998 was due to a decrease in real estate write-downs and a decrease in general and administrative expenses. During the three months ended March 31, 1998, InterWest recorded an expense of $550,000 associated with fair value adjustments on certain properties in the real estate held for development portfolio. The decrease in general and administrative expenses was primarily due to the timing of certain advertising campaigns and consulting projects.

FEDERAL INCOME TAX | Income tax expense was $2.3 million and $8.7 million for the three months and nine months ended June 30, 1998, compared to $3.2 million and $9.2 million for the three months and nine months ended June 30, 1997, respectively. The effective tax rates were 40.8 percent and 36.4 percent for the three months and nine months ended June 30, 1998, compared to 33.3 percent and
33.8 percent for the three months and nine months ended June 30, 1997. The higher effective tax rates in 1998 is due to certain merger expenses that are not deductible for federal income tax purposes.

REVIEW OF FINANCIAL CONDITION

Total assets were $2.35 billion as of June 30, 1998, compared to $2.4 billion as of September 30, 1997. The loan portfolio, including loans held for sale, has increased 6.7 percent from $1.349 billion as of September 30, 1997, to $1.440 billion as of June 30, 1998. Other interest-earning assets, which includes securities available for sale, securities held to maturity, FHLB stock and interest-bearing deposits in banks, decreased 16.3 percent from $901.8 million as of September 30, 1997 to $755.2 million as of June 30, 1998.

SECURITIES AND OTHER INTEREST-EARNING ASSETS | As of June 30, 1998, InterWest had $600.6 million or 87 percent of its securities classified as available for sale. The available for sale portfolio is required to be carried at fair value, thus its carrying value fluctuates with changes in market conditions. As of June 30, 1998, InterWest had an unrealized loss on securities available for sale of $1.3 million as compared to an unrealized loss of $1.7 million as of September 30, 1997. The remaining $91.0 million or 13 percent of securities are
classified as held to maturity.   As permitted by SFAS No. 115 "Accounting for
Certain Investments in Debt and Equity Securities", upon the acquisitions of Puget, Pacific and Pioneer and subsequent restructuring of the acquired subsidiary bank investment portfolios, $8.5 million of securities classified as held to maturity have been transferred to the available for sale portfolio.

LOANS RECEIVABLE AND LOANS HELD FOR SALE | Principal balances outstanding in the loan portfolio, including loans held for sale, increased $91.0 million from September 30, 1997. Commercial loan balances outstanding increased $44.1 million from September 30, 1997. As of June 30, 1998, outstanding commercial loans represent 13.6 percent of the total loan portfolio compared to compared to
11.8 percent and 11.3 percent, respectively, as of March 31, 1998 and September 30, 1997. The mergers with Pacific Northwest Bank and Pioneer National Bank resulted in an increase in the percentage of commercial loans relative to the total loan portfolio from 4.4 percent to 13.6 percent. InterWest will continue to implement a strategy of changing the composition of the loan portfolio with emphasis on commercial and commercial real estate mortgage loan growth.

Commercial real estate mortgage loans increased $19.8 million, representing an annualized growth rate of 12.3 percent, during the nine months ended June 30, 1998 and real estate construction loans outstanding have increased by $29 million for the same period.

During the three month and nine month periods ended June 30, 1998, InterWest originated $154.1 million and $415.3 million of single-family residential loans (including single-family construction loans), an increase from $113.6 million and $286.4 million for the three month and nine month periods ended June 30, 1997. However, there is not a corresponding growth in single-family residential real estate mortgage loan balances due to mortgage banking activities to sell fixed rate mortgage loans and high prepayment rates compared to prior periods. During the three month and nine month periods ended June 30, 1998 InterWest sold $87.4 million and $195.6 million of single family residential real estate mortgage loans, an increase from $5.3 million and $61.7 million for the three month and nine month periods ended June 30, 1997. Continued low interest rates may result in single-family residential real estate mortgage loan originations, prepayments and mortgage banking activities at high levels for the remainder of fiscal year 1998.

The following table indicates the loan portfolio mix as of June 30, 1998, and September 30, 1997:

DOLLARS IN THOUSANDS                           June 30, 1998  September 30, 1997
--------------------------------------------------------------------------------
Real estate mortgage loans
   Single-family residential                        $689,157       $701,840
   Multi-family residential                           58,774         58,137
   Commercial                                        234,007        214,232
Real estate construction                             165,603        136,580
Consumer loans                                        78,666         73,876
Commercial loans                                     199,380        155,265
Agricultural loans                                    37,165         30,491

                                                  ----------     ----------
                                                   1,462,752      1,370,421
Less:
   Allowance for losses on loans                      12,750         11,104
   Deferred loan fees and discounts                    9,607         10,636

                                                  ----------     ----------
                                                  $1,440,395     $1,348,681
                                                  ----------     ----------
                                                  ----------     ----------

Interest is accrued on loans receivable until the loan is 90 days delinquent or management doubts the collectibility of the loan or the unpaid interest, at which time InterWest establishes a reserve for any accrued interest. All loans on which interest is not being accrued are referred to as non-accrual loans. As of June 30, 1998, non-accrual loans totaled $8.0 million, an increase from $5.5 million as of September 30, 1997. Total non-performing assets, including non-accrual loans and real estate owned through foreclosure, increased to $15.8 million or 0.67 percent of total assets as of June 30, 1998, compared to $12.4 million or 0.52 percent of total assets as of September 30, 1997.

The following table summarizes non-performing assets as of June 30, 1998 and September 30, 1997:

DOLLARS IN THOUSANDS                          June 30, 1998   September 30, 1997
--------------------------------------------------------------------------------
NONACCRUAL LOANS

Real estate mortgage loans
  Single-family residential                      $3,952           $3,181
  Multi-family residential                           --              407
  Commercial                                      1,479              805
Real estate construction                            944              234
Consumer loans                                      172              417
Commercial loans                                  1,305              343
Agricultural loans                                  140               78
                                                 -----------------------

  Total nonaccrual loans                          7,992            5,465

REAL ESTATE OWNED THROUGH FORECLOSURE

Single-family residential                         2,717            2,100
Multi-family residential                            578               --
Commercial                                        4,476            4,845
                                                 -----------------------

  Total real estate owned through foreclosure     7,771            6,945
                                                 -----------------------

Total non-performing assets                     $15,763          $12,410
                                                 -----------------------
                                                 -----------------------

ALLOWANCE FOR LOSSES ON LOANS | The allowance for losses on loans totaled $12.8 million (0.88 percent of loans) as of June 30, 1998 compared to $11.1 million (0.82 percent of loans) as of September 30, 1997. Net loan charge-offs were $645,000 or 0.05 percent of the average balance of loans outstanding for the nine months ended June 30, 1998. InterWest assesses the risk level inherent in the loan portfolio to provide adequate reserves to meet these risks as a part of the ongoing review of the loan portfolio. Non-performing assets and delinquency trends are key elements in determining the allowance for losses on loans. The allowance for losses on loans is also determined by taking into consideration general economic conditions in the market InterWest serves, historical loss experience, individual loan review findings, loan mix and the level of loans relative to the allowance for losses on loans. The following tables summarize the activity in allowance for losses on loans during the three month and nine month periods ended June 30:

                                         Three months         Nine months
DOLLARS IN THOUSANDS                    1998      1997      1998        1997
----------------------------------------------------------------------------
Balance at beginning of period        $11,447   $10,987   $11,104   $10,235

Provisions                              1,520       303     2,366     1,233

Pooling adjustment                                            (75)

Recoveries                                130       112       325       290

Charge-offs                              (347)     (332)     (970)     (688)
                                         -----------------------------------
Balance at end of period              $12,750   $11,070   $12,750   $11,070
                                      --------------------------------------
                                      --------------------------------------

Total liabilities were $2.183 billion as of June 30, 1998, compared to $2.242 billion as of September 30, 1997.

DEPOSITS | Noninterest bearing deposits have increased to $157.6 million as of June 30, 1998 from $146.8 million as of March 31, 1998 and $150.4 million as of September 30, 1997. The mergers with Pacific Northwest Bank and Pioneer National Bank resulted in an increase in the percentage of noninterest bearing deposits relative to total deposits from 7.0 percent to 10.6 percent.

Interest bearing transaction accounts (which includes interest bearing checking, money market and savings accounts) increased to $472.5 million as of June 30, 1998 compared to $450.4 million as of March 31, 1998 and $437.6 million as of September 30, 1997. Transaction accounts currently represent 31.8 percent of total deposits, an increase from 30.2 percent as of March 31, 1998 and 29.8 percent as of September 30, 1997. Money market and interest bearing checking account balances increased by $19.1 million and $3.8 million, respectively, from March 31, 1998. This represents annualized growth rates of 39 percent and 11 percent for money market and interest bearing checking account balances from March 31, 1998, respectively.

Certificates of deposit decreased to $854.7 million as of June 30, 1998 compared to $894.9 million as of March, 31, 1998 and $880.5 million as of September 30, 1997. Certificates of deposit currently represent 57.6 percent of total deposits which is a decrease from 60.0 percent as of March 31, 1998 and September 30, 1997.

Management is continuing to implement its strategy to increase the percentage of noninterest bearing deposits and interest bearing transaction deposits relative to certificates of deposit. This should have a positive impact on net interest income, service fee revenue and market penetration.

The following table indicates the deposit mix as of June 30, 1998 and September 30, 1997:

DOLLARS IN THOUSANDS                   June 30, 1998     September 30, 1997
---------------------------------------------------------------------------
Non-interest bearing deposits             $157,580            $150,428
Interest-bearing checking accounts         146,528             136,402
Money market accounts                      216,153             185,029
Savings accounts                           109,818             116,135
Certificates                               854,676             880,466
                                           -------             -------

Total                                   $1,484,755          $1,468,460
                                        ----------          ----------
                                        ----------          ----------

STOCKHOLDERS' EQUITY | InterWest declared on July 21, 1998 a three-for-two split of InterWest Bancorp, Inc. common stock. InterWest stockholders will receive one additional share for every two shares of InterWest common stock held. The distribution date for the stock split will be August 17, 1998 to stockholders of record on August 3, 1998. Common stock issued and outstanding, average shares outstanding, net income per share and shares issued through acquisitions for all periods presented have been retroactively adjusted to give effect to this transaction. InterWest's total stockholders' equity was $168.0 million as of June 30, 1998, an increase of $7.3 million from $160.8 million as September 30, 1997. For the quarter ended June 30, 1998 InterWest declared dividends of $0.13 per share. Book value per share was $10.72 as of June 30, 1998, which was an increase from $10.66 as of March 31, 1998 and $10.26 as of September 30, 1997. Stockholders' equity as a percentage of total assets increased from 6.69 percent as of September 30, 1997 and 6.98 percent as of March 31, 1998, to 7.15 percent as of June 30, 1998.

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

InterWest has additional capacity to borrow funds from the FHLB through a preapproved credit line. This credit line has a pledge requirement whereby InterWest must maintain unencumbered collateral with a par value at least equal to the outstanding balance. As of June 30, 1998, InterWest has $543.6 million outstanding in advances from the FHLB. InterWest uses the securities market as a vehicle for borrowing by utilizing its securities available for sale and securities held to maturity as collateral. As of June 30, 1998, InterWest has $128.6 million outstanding in securities sold under agreement to repurchase. These borrowings are collateralized by securities with a market value exceeding the face value of the borrowings. If the market value of the securities were to decline as a result of an increase in interest rates or other factors, InterWest would be required to pledge additional securities or cash as collateral.

InterWest is committed to managing capital for maximum stockholder benefit and maintaining strong protection for depositors and creditors. InterWest manages various capital levels at both the holding company and subsidiary Bank level to maintain appropriate capital ratios and levels in accordance with external regulations and capital guidelines established by the Board of Directors. InterWest Bancorp, Inc. and it's subsidiaries, InterWest Bank, Pacific Northwest Bank, Pioneer National Bank and First National Bank of Port Orchard, are subject to risk-based capital guidelines requiring minimum capital levels based on the perceived credit risk of assets.

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

InterWest Bancorp, Inc. is subject to risk-based capital guidelines issued by the Federal Reserve Board (FRB) which establish a risk-adjusted ratio relating capital to different categories of assets. InterWest's Tier I capital is comprised of stockholders' equity less certain intangibles, and excludes the equity impact of adjusting securities available for sale to fair value. Total capital is Tier I capital and the allowance for losses on loans. The FRB's risk-based capital rules have been supplemented by a leverage capital ratio, defined as Tier I capital to adjusted quarterly average total assets. As of June 30, 1998, under the FRB's capital guidelines, InterWest's levels of consolidated regulatory capital exceed the FRB's minimum requirements.

The capital amounts and ratios as of June 30, 1998 are presented in the following table:

                                                                                       To Be Well
                                                                                      Capitalized Under
                                                                 For Capital          Prompt Corrective
                                                 Amount          Adequacy Purposes    Action Provisions
DOLLARS IN THOUSANDS                       Amount     Ratio       Amount    Ratio      Amount     Ratio
-------------------------------------------------------------------------------------------------------
INTERWEST BANCORP, INC.
Total Capital
  (to Risk Weighted Assets)               $179,321    13.24%    $108,370    8.0%    $135,462     10.0%
Tier I Capital
  (to Risk Weighted Assets)                166,571    12.30%      54,185    4.0%      81,277      6.0%
Tier I Capital
  (to Average Assets)                      166,571     6.95%      71,939    3.0%     119,898      5.0%

INTERWEST BANK:
Total Capital
  (to Risk Weighted Assets)               $144,217    13.52%     $85,310    8.0%    $106,640     10.0%
Tier I Capital
  (to Risk Weighted Assets)                135,295    12.69%      42,655    4.0%      63,983      6.0%
Tier I Capital
  (to Average Assets)                      135,295     6.62%      81,714    4.0%     102,142      5.0%

PACIFIC NORTHWEST BANK:
Total Capital
  (to Risk Weighted Assets)                $18,148    10.35%     $14,027    8.0%     $17,533     10.0%
Tier I Capital
  (to Risk Weighted Assets)                 16,571     9.45%       7,014    4.0%      10,520      6.0%
Tier I Capital
  (to Average Assets)                       16,571     8.50%       7,799    4.0%       9,749      5.0%

PIONEER NATIONAL BANK:
Total Capital
  (to Risk Weighted Assets)                 $9,169    12.96%      $5,662    8.0%      $7,077     10.0%
Tier I Capital
  (to Risk Weighted Assets)                  8,274    11.69%       2,831    4.0%       4,246      6.0%
Tier I Capital
  (to Average Assets)                        8,274     7.87%       4,208    4.0%       5,260      5.0%

FIRST NATIONAL BANK OF PORT ORCHARD:
Total Capital
  (to Risk Weighted Assets)                 $6,384    15.29%      $3,341    8.0%      $4,176     10.0%
Tier I Capital
  (to Risk Weighted Assets)                  5,886    14.10%       1,671    4.0%       2,505      6.0%
Tier I Capital
  (to Average Assets)                        5,886    10.79%       2,182    4.0%       2,728      5.0%

As of June 30, 1998, InterWest Bancorp, Inc., InterWest Bank, Pacific Northwest Bank, Pioneer National Bank and First National Bank of Port Orchard were in compliance with the well-capitalized capital requirements. Management believes that under the current regulations InterWest Bancorp, Inc. and subsidiaries will continue to meet minimum capital requirements in the foreseeable future. However, events beyond the control of InterWest, such as a downturn in the economy in areas where InterWest has most of their loans, could adversely affect future earnings and, consequently, the ability of InterWest to meet future minimum capital requirements.

Currently, InterWest pays quarterly dividends which it intends to continue to do. The amount of future dividends will be based on InterWest's earnings and financial condition and is restricted by federal and state tax laws and by tax considerations related to financial institutions. Generally, InterWest is precluded from paying dividends on its common stock if capital would be reduced to below regulatory capital requirements at either the holding company or subsidiary bank level. InterWest is also restricted by income appropriated to allowance for losses on loans and deducted for federal income taxes.

YEAR 2000 ISSUES | The century date change for the Year 2000 is a serious issue that may impact virtually every organization, including InterWest. The challenge is especially important to financial institutions since many processes, such as interest accruals and payments, are date sensitive and InterWest has interaction with numerous customers, vendors and third party service providers whom must also address the century date change issue.

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

FORWARD LOOKING STATEMENTS | In this document, InterWest has included certain "forward looking statements" within the meaning of the Private Securities
Litigation Reform Act of 1995.   This statement is for the express purpose of
availing InterWest of the protections of such safe harbor with respect to all "forward looking statements". InterWest has used "forward looking statements" to describe future plans and strategies including expectations of InterWest's future financial results. Management's ability to predict results or the effect of future plans and strategy is inherently uncertain. Factors that could effect results include interest trends, the general economic climate in Washington state and the country as a whole, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the "forward looking statements" and undue reliance should not be placed on such statements.

PART II. OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) REPORTS ON FORM 8-K

          InterWest Bancorp, Inc. filed a Form 8-K dated April 20, 1998 to report the signing of a definitive agreement to acquire Kittitas Valley Bancorp, Inc.

          InterWest Bancorp, Inc. filed a Form 8-K dated June 15, which was amended July 24, 1998 to report the completion of the acquisitions of Pacific Northwest Bank and Pioneer Bancorp, Inc. Historical financial statements and management discussion and analysis have been restated to reflect these acquisitions.

          InterWest Bancorp, Inc. filed a Form 8-K dated July 21, 1998 to report the impact of a three-for-two stock split on the pending acquisition of Kittitas Valley Bancorp, Inc.

          (b)  EXHIBITS

          (27)  Financial Data Schedule

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              INTERWEST BANCORP, INC.



                                   By:  /s/ Stephen M. Walden
                                        ---------------------
                                        Stephen M. Walden,
                                        President and Chief Executive Officer



Dated:         August 12           ,1998
        ---------------------------