Form 10-K
period 1998-09-30
INTERWEST BANCORP INC
filed 1998-12-24
CIK 949504

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the Fiscal Year Ended September 30, 1998 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 Commission File Number: 0-26632

                             InterWest Bancorp, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Washington                                                         91-1691216
-------------------------------------------------------      ------------------
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer
                                                             Identification No.)

275 Southeast Pioneer Way, Oak Harbor, Washington                   98277
--------------------------------------------------              ---------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code              (360) 679-4181
                                                                ---------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, no par value per share
                      ------------------------------------
                                (Title of Class)

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

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was $415,791,977 based upon the closing price of the Registrant's common stock as quoted on the Nasdaq National Market on October 30, 1998 of $26.5625.

         As of October 30, 1998, there were issued and outstanding 15,653,345 shares of the Registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         1. Selected Consolidated Financial Data, Management Discussion and Analysis and Consolidated Financial Statements included in the Annual Report to Shareholders for the year ended September 30, 1998. (Part II).

         2. Proxy Statement for the 1999 Annual Meeting of Shareholders ("Proxy Statement"). (Part III).

                                     PART I

Item 1.  Business

GENERAL

         InterWest Bancorp, Inc. (InterWest Bancorp) is a multibank holding company incorporated in the State of Washington in 1994. The consolidated entity includes InterWest Bancorp and its wholly owned subsidiaries and is collectively referred to as InterWest. As of September 30, 1998, InterWest Bancorp's wholly owned subsidiaries were InterWest Bank, Pacific Northwest Bank, Pioneer National Bank, First National Bank of Port Orchard and Kittitas Valley Bank, N.A.

         On January 17, 1995, the shareholders of InterWest Bank approved a plan to reorganize InterWest Bank into the holding company form of ownership. The reorganization was completed on July 28, 1995, on which date InterWest Bank became the wholly-owned subsidiary of InterWest Bancorp, and the shareholders of InterWest Bank became shareholders of InterWest Bancorp. Subsequent to the holding company reorganization, InterWest Bancorp has engaged in no significant activity other than holding the stock of banking subsidiaries.

         InterWest Bank was organized in 1956 as Island Savings and Loan Association by two local business people who recognized the need to create a new business to help families obtain homes in the growing community of Oak Harbor on Whidbey Island. On July 5, 1957 Island Savings began operations as the first state-chartered stock savings and loan association in the State of Washington. By 1984, the name Island Savings and Loan Association was outgrown both as a geographic description and as an indicator of the scope of the company's products and services. On May 30, 1984, the name InterWest Savings Bank was ratified unanimously by shareholders and board members. In March of 1987, InterWest Bank acquired the assets of Home Savings and Loan Association. The purchase added $150 million in assets and five branch offices. In November 1996, the name InterWest Savings Bank was changed to InterWest Bank to reflect the expansion of the business.

         Through its banking subsidiaries, a wide range of financial services are offered to individuals and businesses throughout Western and Central Washington state. Financial services of InterWest include the banking activities of accepting deposits from individuals and businesses and originating residential loans, consumer loans and certain types of commercial real estate loans. Recent acquisitions have provided InterWest with access to commercial banking. InterWest is committed to growth in commercial banking and expansion in Washington state.

         The acquisition of Central Bancorporation (Central) on August 31, 1996 began this process. Central's commercial banking subsidiary, Central Washington Bank, operated ten offices in central Washington. At the merger date, Central had total consolidated assets of $206.1 million, including total loans receivable of $132.2 million, total deposits of $181.9 million and shareholders' equity of $17.1 million. Effective October 14, 1996, Central Washington Bank was merged into InterWest Bank.

         On January 15, 1998, InterWest Bancorp acquired Puget Sound Bancorp, Inc. (Puget), of Port Orchard, Washington, the holding company of First National Bank of Port Orchard. Under the terms of this transaction, Puget merged into InterWest Bancorp, with First National Bank of Port Orchard becoming a subsidiary of InterWest Bancorp. First National Bank of Port Orchard operated three branch offices in western Washington. At the acquisition date, Puget had total consolidated assets of $53.1 million, including total loans receivable of $38.7 million, total deposits of $45.6 million, and shareholders' equity of $5.9 million. Each share of Puget common stock was exchanged for 2.50 shares of InterWest Bancorp common stock. On October 15, 1998, First National Bank of Port Orchard was merged into Pacific Northwest Bank. This internal merger was completed to obtain operating efficiencies and cost savings.

         On June 15, 1998, InterWest Bancorp acquired Pacific Northwest Bank (Pacific), of Seattle, Washington. Under the terms of this transaction, Pacific became a subsidiary of InterWest Bancorp. At the acquisition date, Pacific had four offices in the metropolitan Seattle area of western Washington and total assets of $200.2 million, including total loans receivable of $150.1 million, total deposits of $170.2 million, and shareholders' equity of $16.8 million. Each share of Pacific common stock was exchanged for 5.93 shares of InterWest Bancorp common stock.

         On June 16, 1998, InterWest Bancorp acquired Pioneer Bancorp, Inc. (Pioneer), of Yakima, Washington, the holding company of Pioneer National Bank. Under the terms of this transaction, Pioneer merged into InterWest

Bancorp, and Pioneer National Bank became a subsidiary of InterWest Bancorp. Pioneer National Bank operates five branch offices in central Washington. At the acquisition date, Pioneer had total consolidated assets of $108.4 million, including total loans receivable of $63.4 million, total deposits of $87.2 million, and shareholders' equity of $9.3 million. Each share of Pioneer common stock was exchanged for 2.01 shares of InterWest Bancorp common stock. An application has been filed with the appropriate banking regulators to merge Pioneer National Bank into Pacific Northwest Bank. The merger is expected to close in early calendar year 1999.

         The acquisitions of Central, Puget, Pacific and Pioneer were accounted for using the pooling-of-interests method of accounting. In accordance with generally accepted accounting principles, prior period financial statements, as well as management discussion and analysis have been restated as if the companies were combined for all periods presented.

         On August 31, 1998, InterWest Bancorp completed the acquisition of Kittitas Valley Bancorp, Inc. (Kittitas), of Ellensburg, Washington, the holding company of Kittitas Valley Bank, N.A. Under the terms of this transaction, Kittitas merged into InterWest Bancorp, and Kittitas Valley Bank, N.A. became a subsidiary of InterWest Bancorp. The acquisition was completed through the payment of $6.4 million in cash and the issuance of 229,831 shares of InterWest Bancorp common stock to Kittitas shareholders. The shares issued to Kittitas shareholders were purchased by InterWest Bancorp in the open market. At the acquisition date, Kittitas had total consolidated assets of $47.4 million and shareholders' equity of $4.3 million. This acquisition has been accounted for using the purchase method of accounting.

         A source of future growth may be through acquisitions. InterWest Bancorp believes that many other financial institutions are considering selling their institutions for a variety of reasons, including lack of shareholder liquidity, management succession issues, technology challenges and increasing competition. InterWest Bancorp actively reviews proposals for various acquisition opportunities. Successful completion of acquisitions by InterWest Bancorp depends on several factors such as the availability of suitable acquisition candidates, necessary regulatory and shareholder approval and compliance with applicable capital requirements. Accordingly, no assurance can be made that acquisition activity will continue in the future.

         Presently, InterWest conducts its business through 55 full-service branch offices in western and central Washington State. These offices are located in towns, small cities, suburbs and metropolitan markets. Retail non-deposit investment products are available through InterWest Financial Services, Inc., a wholly-owned subsidiary of InterWest Bank and insurance is available through InterWest Insurance Agency, Inc., a majority-owned subsidiary of InterWest Bank.

KEY OPERATING RATIOS

The section "Selected Consolidated Financial Data" contained in the Annual Report, which is listed as an exhibit under Item 14 herein, is incorporated herein by reference.

Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential

The section "Net Interest Income" contained in "Management Discussion and Analysis" in the Annual Report, which is listed as an exhibit under Item 14 is incorporated herein by reference.

INVESTMENT ACTIVITIES

The section "Securities and Other Interest-Earning Assets" contained in "Management Discussion and Analysis" in the Annual Report, which is listed as an exhibit under Item 14 is incorporated herein by reference.

The following table presents the name of the issuer and the aggregate amortized cost and aggregate estimated fair value of securities of each issuer for those securities in InterWest's portfolio for which the aggregate amortized cost exceeds 10 percent of InterWest's shareholders' equity as of September 30, 1998.


                                                                          Estimated
Dollars in thousands                            Amortized Cost            Fair Value
--------------------                            --------------            ----------
Chase Mortgage Finance Corporation ...............  $19,165               $18,514
GE Capital Mortgage Services, Inc.................   52,741                52,350


LENDING ACTIVITIES

The section "Loans Receivable and Loans Held for Sale" contained in "Management Discussion and Analysis" in the Annual Report, which is listed as an exhibit under Item 14 is incorporated herein by reference.

ALLOWANCE FOR LOSSES ON LOANS

The section "Allowance for Losses on Loans" contained in "Management Discussion and Analysis" in the Annual Report, which is listed as an exhibit under Item 14 is incorporated herein by reference.

NONPERFORMING ASSETS

The section "Nonperforming Assets" contained in "Management Discussion and Analysis" in the Annual Report, which is listed as an exhibit under Item 14 is incorporated herein by reference.

DEPOSITS

The section "Deposits" contained in "Management Discussion and Analysis" in the Annual Report, which is listed as an exhibit under Item 14 is incorporated herein by reference.

BORROWINGS

The section "FHLB Advances, Securities Sold Under Agreements to Repurchase and Other Borrowings" contained in "Management Discussion and Analysis" in the Annual Report, which is listed as an exhibit under Item 14 is incorporated herein by reference.

PERSONNEL

          As of September 30, 1998, InterWest Bancorp, including its subsidiaries, had 864 full-time equivalent employees. InterWest believes that employees play a vital role in the success of a service company such as InterWest and that InterWest's relationship with its employees is good. The employees are not represented by a collective bargaining unit.

COMPETITION

          The banking industry is highly competitive. InterWest Bancorp's subsidiary banks face strong competition in attracting deposits and in originating loans. The most direct competition for deposits has historically come from savings institutions, commercial banks and credit unions located in the primary market area. As with all banking organizations, InterWest has experienced increasing competition from nonbanking sources, including mutual funds, corporate and governmental debt securities and other investment alternatives. InterWest's competition for loans comes principally from savings institutions, commercial banks, credit unions and mortgage banking companies. Many of

InterWest's competitors have more significant financial resources, larger market share and greater name recognition than InterWest. The existence of such competitors may make it difficult for InterWest to achieve its financial goals.

          InterWest competes for loans principally through the efficiency and quality of the services it provides borrowers, real estate brokers and home builders and the interest rates and loan fees it charges. InterWest competes for deposits by offering depositors a wide variety of savings accounts, checking accounts, certificates and other services. Deposit relationships are actively solicited through a sales and service system.

          Competition has further increased as a result of Washington banking laws which permit statewide branching of Washington-domiciled financial institutions and out-of-state holding companies acquiring Washington-based financial institutions.

                           SUPERVISION AND REGULATION

INTRODUCTION

         The following generally refers to certain statutes and regulations affecting the banking industry. These references provide brief summaries only and are not intended to be complete. They are qualified in their entirety by the referenced statutes and regulations. In addition, some statutes and regulations may exist which apply to and regulate the banking industry, but are not referenced below.

         InterWest Bancorp is a bank holding company. Its wholly-owned subsidiaries are InterWest Bank, Pacific Northwest Bank , Pioneer National Bank and Kittitas Valley Bank, N.A. (collectively, the "Subsidiaries"). The Bank Holding Company Act of 1956, as amended ("BHCA") subjects InterWest Bancorp and the Subsidiaries to supervision and examination by the Federal Reserve Bank ("FRB"), and InterWest Bancorp files annual reports of operations with the FRB.

BANK HOLDING COMPANY REGULATION

         In general, the BHCA limits bank holding company business to owning or controlling banks and engaging in other banking-related activities. Bank holding companies must obtain the FRB's approval before they: (1) acquire direct or indirect ownership or control of any voting shares of any bank that results in total ownership or control, directly or indirectly, of more than 5% of the voting shares of such bank; (2) merge or consolidate with another bank holding company; or (3) acquire substantially all of the assets of any additional banks. Subject to certain state laws, such as age and contingency laws, a bank holding company that is adequately capitalized and adequately managed may acquire the assets of both in-state and out-of-state banks.

         Control of Nonbanks. With certain exceptions, the BHCA prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares in any company that is not a bank or a bank holding company unless the FRB determines that the activities of such company are incidental or closely related to the business of banking. If a bank holding company is well-capitalized and meets certain criteria specified by the FRB, it may engage de novo in certain permissible nonbanking activities without prior FRB approval.

         Control Transactions. The Change in Bank Control Act of 1978, as amended, requires a person (or group of persons acting in concert) acquiring "control" of a bank holding company to provide the FRB with 60 days' prior written notice of the proposed acquisition. Following receipt of this notice, the FRB has 60 days within which to issue a notice disapproving the proposed acquisition, but the FRB may extend this time period for up to another 30 days. An acquisition may be completed before expiration of the disapproval period if the FRB issues written notice of its intent not to disapprove the transaction. In addition, any "company" must obtain the FRB's approval before acquiring 25% (5% if the "company" is a bank holding company) or more of the outstanding shares or otherwise obtaining control over InterWest Bancorp.

TRANSACTIONS WITH AFFILIATES

         InterWest Bancorp and the Subsidiaries are deemed affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Accordingly, InterWest Bancorp and the Subsidiaries must comply with Sections 23A and 23B of the Federal Reserve Act. Generally, Sections 23A and 23B (1) limit the extent to which a financial institution or its subsidiaries may engage in "covered transactions" with an affiliate, as defined, to an amount equal to 10% of such institution's capital and surplus and an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital and surplus, and (2) require all transactions with an affiliate, whether or not "covered transactions," to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

REGULATION OF MANAGEMENT

         Federal law (1) sets forth the circumstances under which officers or directors of a financial institution may be removed by the institution's federal supervisory agency; (2) places restraints on lending by an institution to its executive officers, directors, principal shareholders, and their related interests; and (3) prohibits management personnel from serving as a director or in other management positions with another financial institution which has assets exceeding a specified amount or which has an office within a specified geographic area.

TIE-IN ARRANGEMENTS

         InterWest Bancorp and the Subsidiaries cannot engage in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither InterWest Bancorp nor the Subsidiaries may condition an extension of credit on either (1) a requirement that the customer obtain additional services provided by it or (2) an agreement by the customer to refrain from obtaining other services from a competitor.

         The FRB has adopted significant amendments to its anti-tying rules that: (1) removed FRB-imposed anti-tying restrictions on bank holding companies and their non-bank subsidiaries; (2) allow banks greater flexibility to package products with their affiliates; and (3) establish a safe harbor from the trying restrictions for certain foreign transactions. These amendments were designed to enhance competition in banking and nonbanking products and to allow banks and their affiliates to provide more efficient, lower cost service to their customers. However, the impact of the amendments on InterWest Bancorp and the Subsidiaries is unclear at this time.

STATE LAW RESTRICTIONS

         As a Washington corporation, InterWest Bancorp may be subject to certain limitations and restrictions as provided under applicable Washington corporate law. InterWest Bank, a Washington state-charted savings bank, and Pacific Northwest Bank, a Washington state-chartered commercial bank, are subject to supervision and regulation by the Washington Department of Financial Institutions (the "DFI").

THE SUBSIDIARIES

GENERAL

         InterWest Bank and Pacific Northwest Bank are subject to extensive regulation and supervision by both the Washington Department of Financial Institutions and the Federal Deposit Insurance Corporation (the "FDIC"). Pioneer National Bank and Kittitas Valley Bank, N.A., as national banking associations, are subject to regulation and examination by the Office of the Comptroller of Currency (the "OCC"). The federal laws that apply to the Subsidiaries regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for loans. The laws and regulations governing the Subsidiaries generally have been promulgated to protect depositors and not to protect shareholders of such institutions or their holding companies.

         CRA. The Community Reinvestment Act (the "CRA") requires that, in connection with examinations of financial institutions within their jurisdiction, the Federal Reserve or the FDIC evaluates the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.

         INSIDER CREDIT TRANSACTIONS. Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders, or any related interests of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with persons not covered above and who are not employees; and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the affected bank or any officer, director, employee, agent, or other person participating in the conduct of the affairs of that bank, the imposition of a cease and desist order, and other regulatory sanctions.

         FDICIA. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"), each federal banking agency has prescribed, by regulation, noncapital safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems, and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution which fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. Management of InterWest Bancorp believes that the Subsidiaries meet all such standards, and therefore, does not believe that these regulatory standards materially affect InterWest Bancorp's business operations.

INTERSTATE BANKING AND BRANCHING

         The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") permits nationwide interstate banking and branching under certain circumstances. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Currently, bank holding companies may purchase banks in any state, and states may not prohibit such purchases. Additionally, banks are permitted to merge with banks in other states as long as the home state of neither merging bank has "opted out." The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area.

         Under recent FDIC regulations, banks are prohibited from using their interstate branches primarily for deposit production. The FDIC has accordingly implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

         With regard to interstate bank mergers, Washington has "opted in" to the Interstate Act and allows in-state banks to merge with out-of-state banks subject to certain aging requirements. Washington law generally authorizes the acquisition of an in-state bank by an out-of-state bank or bank holding company through the acquisition of or a merger with a financial institution that has been in existence for at least 5 years prior to the acquisition. At this time, the full impact that the Interstate Act might have on InterWest Bancorp is impossible to predict.

DEPOSIT INSURANCE

         The deposits of the Subsidiaries are currently insured to a maximum of $100,000 per depositor by the FDIC. All insured banks are required to pay semi-annual deposit insurance premium assessments to the FDIC.

         The FDICIA included provisions to reform the Federal Deposit Insurance System, including the implementation of risk-based deposit insurance premiums. The FDICIA also permits the FDIC to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources, or for any other purpose the FDIC deems necessary. The FDIC has implemented a risk-based insurance premium system under which banks are assessed insurance premiums based on how much risk they present to the BIF. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern.

DIVIDENDS

         The principal source of InterWest Bancorp's cash revenues is dividends received from the Subsidiaries. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends which would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Other than the laws and regulations noted above, which apply to all banks and bank holding companies, neither InterWest Bancorp nor the Subsidiaries is currently subject to any regulatory restrictions on its dividends.

CAPITAL ADEQUACY

         Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. If capital falls below minimum guideline levels, the holding company or bank may be denied approval to acquire or establish additional banks or nonbank businesses or to open new facilities.

         The FDIC and Federal Reserve use risk-based capital guidelines for banks and bank holding companies. These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the Federal Reserve has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier I capital. Tier I capital for bank holding companies includes common shareholders' equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles except as described above.

         The Federal Reserve also employs a leverage ratio, which is Tier I capital as a percentage of total assets less intangibles, to be used as a supplement to risk-based guidelines. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The Federal Reserve requires a minimum leverage ratio of 3%. However, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, the Federal Reserve expects an additional cushion of at least 1% to 2%.

         FDICIA created a statutory framework of supervisory actions indexed to the capital level of the individual institution. Under regulations adopted by the FDIC, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. Institutions which are deemed to be "undercapitalized" depending on the category to which they are assigned are subject to certain mandatory supervisory corrective actions. InterWest Bancorp does not believe that these regulations have any material effect on their operations.

EFFECTS OF GOVERNMENT MONETARY POLICY

         The earnings and growth of InterWest Bancorp are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve can and does implement national monetary policy for such purposes as curbing inflation and combating recession, but its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits, influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies and their impact on InterWest Bancorp and the Subsidiaries cannot be predicted with certainty.

CHANGES IN BANKING LAWS AND REGULATIONS

         The laws and regulations that affect banks and bank holding companies are currently undergoing significant changes. This year, legislation was proposed in Congress which contained proposals to alter the structure, regulation, and competitive relationships of the nation's financial institutions. Although the legislation was not passed in the 1998 general session of Congress, similar legislation may be proposed in the coming years and, if enacted into law, such bills could have the effect of increasing or decreasing the cost of doing business, limiting or expanding permissible activities (including activities in the insurance and securities fields), or affecting the competitive balance among banks, savings associations, and other financial institutions. Some of these bills may reduce the extent of federal deposit insurance, broaden the powers or the geographical range of operations of bank holding companies, alter the extent to which banks could engage in securities activities, and change the structure and jurisdiction of various financial institution regulatory agencies. Whether or in what form such legislation may be adopted, or the extent to which the business of InterWest Bancorp might be affected thereby, cannot be predicted with certainty.

                                    TAXATION

FEDERAL TAXATION

         GENERAL. InterWest Bancorp and its subsidiaries report their income on a fiscal year basis using the accrual method of accounting. Except for interest expense rules pertaining to certain tax exempt income applicable to banks and the recently repealed bad debt reserve deduction, InterWest is subject to federal income tax, under existing provisions of the Internal Revenue Code of 1986, as amended, in generally the same manner as other corporations. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to InterWest. InterWest has not been audited by the IRS during the past five years. Reference is made to Note 17 of the Notes to Consolidated Financial Statements contained in the Annual Report for additional information concerning the income taxes.

         TAX BAD DEBT RESERVE RECAPTURE. For taxable years beginning prior to January 1, 1996, qualified thrift institutions such as InterWest Bank were permitted to establish a reserve for bad debts based on InterWest's actual loss experience or based on a percentage equal to 8 percent of InterWest Bank's taxable income, computed with certain adjustments. Each year, InterWest Bank selected the most favorable method for calculating the tax deduction attributable to the tax bad debt reserve. The Small Business Job Protection Act of 1996 requires that InterWest Bank recapture for federal income tax purposes the portion of the balance of tax bad debt reserves that exceeds the year end 1987 balance, with certain adjustments. As a result of this legislation, the recaptured amount are to be taken into taxable income ratably over a six-year period beginning in fiscal year 2000. This legislation also requires InterWest Bank to calculate the tax bad debt deduction based on actual current losses.

         DIVIDENDS-RECEIVED DEDUCTION. InterWest Bancorp may exclude from its income 100 percent of dividends received from subsidiary banks as a member of the same affiliated group of corporations.

WASHINGTON STATE TAXATION

         The state of Washington does not currently have a corporate income tax. The subsidiary banks are subject to a business and occupation tax which is imposed under Washington law at the rate of 1.50 percent of gross receipts; however, interest received on loans secured by mortgages or deeds of trust on residential properties is not subject to such tax.

ITEM 2.  PROPERTIES

         The main office of InterWest Bancorp and InterWest Bank, which is owned by InterWest Bank, is located in Oak Harbor, Washington. The subsidiary banks operate a total of 55 branch offices, of which 45 are owned by the respective subsidiary banks and ten are leased from third parties. InterWest Bank operates 40 branch offices, located in Western and Central Washington state. Pacific Northwest Bank operates seven branch offices in Western Washington. The main office of Pacific Northwest Bank is located in Seattle, Washington. Pioneer National Bank operates 5 branch offices in Central Washington. The main office of Pioneer National Bank is located in Yakima, Washington. Kittitas Valley Bank, N.A. operates three branch offices in Central Washington. The main office of Kittitas Valley Bank, N.A. and is located in Ellensburg, Washington. See Note 9 in the Notes to Consolidated Financial Statements for further information with respect to Properties.

ITEM 3.  LEGAL PROCEEDINGS

         InterWest is not engaged in any legal proceedings of a material nature at the present time. Periodically, there are various claims and lawsuits involving InterWest Bancorp and its subsidiaries, principally as defendants, such as claims to enforce liens, condemnation proceedings on properties in which InterWest holds security interests, claims involving the making and servicing of real property loans and other issues incident to InterWest's business. In the opinion of management and InterWest's legal counsel, no significant loss is expected from any of such pending claims or lawsuits.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         InterWest Bancorp's common stock trades on The Nasdaq Stock Market under the symbol "IWBK". As of September 30, 1998, there were 15,651,345 shares of common stock outstanding held by approximately 6,200 shareholders.

         Set forth in the following table are the high and low sales prices as reported on The Nasdaq Stock Market and the dividends declared on common stock for each quarter.


                                                  Sales Price            Dividends
                                             High             Low         Declared
                                           --------        ----------    ---------
FISCAL YEAR 1998

First Quarter .......................       $27.42           $24.00        $0.12
Second Quarter ......................        30.17            24.17         0.13
Third Quarter .......................        31.50            27.83         0.13
Fourth Quarter ......................        30.67            21.50         0.14

FISCAL YEAR 1997

First Quarter .......................       $22.25           $19.42        $0.09
Second Quarter ......................        24.33            21.00         0.09
Third Quarter .......................        26.75            18.33         0.10
Fourth Quarter ......................        28.83            24.67         0.11


ITEM 6.  SELECTED FINANCIAL DATA

         The information contained in the tables captioned "Selected Consolidated Financial Data" contained in the Annual Report, which is listed under Item 14 herein, is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The information required by this item is incorporated herein by reference to the section captioned "Management Discussion and Analysis" in the Annual Report, which is listed under Item 14 herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The information required by this item is incorporated herein by reference to the section "Market Risk" in "Management Discussion and Analysis" in the Annual Report, which is listed under Item 14 herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements contained in the Annual Report, which are listed under Item 14 herein, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained under the sections captioned "Election of Directors", "Management -- Executive Officers" and "Compliance with Section 16(A) of the Exchange Act" in InterWest Bancorp's Proxy Statement for the 1999 Annual Meeting of Shareholders ("Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to the section captioned - "Executive Compensation" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        (a) Security Ownership of Certain Beneficial Owners

        Information required by this item is incorporated herein by reference to the section captioned "Management --Security Ownership of Certain Beneficial Owners" of the Proxy Statement.

        (b) Security Ownership of Management

        Information required by this item is incorporated herein by reference to the section captioned "Management --Security Ownership of Certain Beneficial Owners" of the Proxy Statement.

        (c) Changes in Control

        InterWest Bancorp is not aware of any arrangements, including any pledge by any person of securities of InterWest Bancorp, the operation of which may at a subsequent date result in a change in control of InterWest Bancorp.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information contained under the sections captioned "Transactions with Management" in the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K



(a)      (1)      Consolidated Financial Statements

                  Independent Auditors' Report

         (a) Consolidated Statements of Financial Condition as of September 30, 1998 and 1997
         (b) Consolidated Statements of Income For the Years Ended
             September 30, 1998, 1997 and 1996
         (c) Consolidated Statements of
             Shareholders' Equity For the Years Ended September 30, 1998, 1997 and 1996
         (d) Consolidated Statements of Cash Flows For the Years Ended September 30, 1998, 1997 and 1996
         (e) Notes to Consolidated Financial Statements

         Notes to Consolidated Financial Statements

         (2) All required financial statement schedules are included in the Notes to Consolidated Financial Statements.

             Consolidated Financial Statements and Notes to Consolidated Financial Statements are included in Exhibit 13 herein.

(b)       Reports on Form 8-K

         InterWest Bancorp filed a Form 8-K dated June 15, 1998, which was amended July 24, 1998 to report the completion of the acquisitions of Pacific Northwest Bank and Pioneer Bancorp, Inc. Historical financial statements and management discussion and analysis have been restated to reflect these acquisitions.

         InterWest Bancorp filed a Form 8-K dated July 21, 1998 to report the impact of a three-for-two stock split on the pending acquisition of Kittitas Valley Bancorp, Inc.

         InterWest Bancorp filed a Form 8-K dated August 31, 1998 to report the completion of the acquisition of Kittitas Valley Bancorp, Inc.

(c)      Exhibits

(3.1)   Restated Articles of Incorporation of InterWest Bancorp, Inc.
(3.2)   First Amendment to the Articles of Incorporation of InterWest Bancorp,
        Inc.
(3.3)   Restated Bylaws of InterWest Bancorp, Inc.
(3.4)   Third Amendment to the Bylaws of InterWest Bancorp, Inc.
(10.1) Employment Agreement with B. R. Beeksma (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1995)
(10.2) Employment Agreement with Stephen M. Walden (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1995)
(10.3) Employment Agreement with H. Glenn Mouw (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1995)
(10.4) Employment Agreement with Clark W. Donnell (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1995)
(10.5) Employment Agreement with Kenneth G. Hulett (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1995)
(10.6) 1984 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (File No. 33-99742))
(10.7) InterWest Bancorp, Inc. Amended and Restated 1993 Incentive Stock Option Plan
(10.8) Non-Incentive Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 99.2 to the Registrant's Registration Statement on Form S-8 (File No. 33-99742))
(10.9) Employment Agreement with Gary M. Bolyard (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1996)
(10.10) Central Bancorporation 1992 Employee Stock Option Plan (incorporated by reference to Exhibit 99.2 to the Registrant's Registration Statement on Forms S-8 (File No. 333-13191)).
(10.11) Central Bancorporation Director Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-13191)).
(10.12) 1996 Outside Directors Stock Options-for-Fees Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-24525))

(10.13) Employment Agreement with Patrick M. Fahey (incorporate by reference to
        Exhibit 10.2 to the Registrant's Registration Statement on Form S-4 (File No. 333-49131))
(10.14) First National Bank of Port Orchard 1990 Employee and Director Stock
        Option Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-50685))
(10.15) Pacific Northwest Bank 1988 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-57679))
(10.16) Pioneer Bancorp, Inc. Amended and Restated Incentive Stock Option Plan
        (incorporated by reference to Exhibit 99.2 to the Registrant's Registration Statement on Form S-8 (File No. 333-57679))
(10.17) Kittitas Valley Bancorp 1996 Director Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-65839))
(10.18) Kittitas Valley Bancorp Employee Stock Option Plan (incorporated by reference to Exhibits 99.2 and 99.3 to the Registrant's Registration Statement on Form S-8 (File No. 333-65839))

(13) Selected Consolidated Financial Data, Management Discussion and Analysis and Consolidated Financial Statements included in the 1998 Annual Report to Shareholders

(21)    Subsidiaries of the Registrant

(23.1)  Consent of Independent Auditors

(27)    Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, InterWest Bancorp, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     InterWest Bancorp, Inc.

Date:  December 15, 1998             By:  /s/ Stephen M.Walden
                                          -------------------------------------
                                          Stephen M. Walden
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on this 15th day of December, 1998.

Signatures                                           Titles

 /s/ Stephen M. Walden           Director, President and Chief Executive Officer
---------------------------
Stephen M. Walden

 /s/ H. Glenn Mouw               Executive Vice President (Principal Financial
---------------------------      Officer)
H. Glenn Mouw

 /s/ Eric Jensen                 Chief Accounting Officer (Principal Accounting
---------------------------      Officer)
Eric Jensen

 /s/ Barney R. Beeksma           Chairman of the Board
---------------------------
Barney R. Beeksma

 /s/ Gary M. Bolyard             Director
---------------------------
Gary M. Bolyard

                                 Director
---------------------------
Larry Carlson

 /s/ Michael T. Crawford         Director
---------------------------
Michael T. Crawford

 /s/ Patrick M. Fahey            Director
---------------------------
Patrick M. Fahey

 /s/ Jean Gorton                 Director
---------------------------
Jean Gorton

 /s/ C. Stephen Lewis            Director
---------------------------
C. Stephen Lewis

 /s/ Clark H. Mock               Director
---------------------------
Clark H. Mock

 /s/ Russel E. Olson             Director
---------------------------
Russel E. Olson

 /s/ Vern Sims                   Director
---------------------------
Vern Sims