Form 10-Q
period 1998-12-31
INTERWEST BANCORP INC
filed 1999-02-11
CIK 949504

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities and Exchange Act of 1934

           FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

     ( ) Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

          For the transition period            from to
                                    ----------         -----------
                   COMMISSION FILE NUMBER    0-26632
                                          --------------

                             INTERWEST BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      CHARTERED BY THE STATE OF WASHINGTON
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   91-1691216
                      ------------------------------------
                      (I.R.S. Employer Identification No.)

                            275 SOUTHEAST PIONEER WAY
                             OAK HARBOR, WASHINGTON
                    ----------------------------------------
                    (Address of principal executive offices)

                                     98277
                                   ----------
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

                                  YES   x      NO
                                      -----       -----

As of December 31, 1998, 15,674,457 shares of common stock were outstanding with no par value.

                             INTERWEST BANCORP, INC

INDEX                                                                     PAGE
-----                                                                     -----

PART 1.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Statements of Financial Condition
            as of December 31, 1998 and September 30, 1998                  1

            Consolidated Statements of Operations
            for the three month periods ended
            December 31, 1998 and 1997                                      2

            Consolidated Statements of Shareholders' Equity
            for the three month period ended December 31, 1998
            and the year ended September 30, 1998                           3

            Consolidated Statements of Cash Flows for
            the three month periods ended
            Decmber 31, 1998 and 1997                                      4-5

            Notes to Unaudited Consolidated Financial Statements           6-7

Item 2.     Management Discussion and Analysis of Financial
            Condition and Results of Operations                            8-21

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                22

SIGNATURES                                                                  23

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DOLLARS IN THOUSANDS                                               December 31, 1998    September 30, 1998
----------------------------------------------------------------------------------------------------------
                                                                     (unaudited)
ASSETS

  Cash and cash equivalents
    Non-interest bearing                                              $   70,245            $   74,018
    Interest-bearing deposits in banks                                    16,441               107,404
  Federal funds sold                                                      14,451                19,863
  Securities available for sale, at fair value                           825,646               574,346
  Securities held to maturity                                             81,654                87,262
  Loans receivable, net                                                1,352,612             1,359,050
  Loans held for sale                                                    101,782                93,125
  Interest receivable                                                     15,796                14,991
  Real estate held for sale and for development                           11,812                11,996
  Federal Home Loan Bank (FHLB) stock, at cost                            40,232                37,496
  Premises and equipment, net                                             51,397                50,314
  Intangible assets                                                       14,088                14,026
  Other assets                                                             5,405                 3,957
                                                                   ----------------------------------------

    Total assets                                                      $2,601,561             $2,447,848
                                                                   ----------------------------------------
                                                                   ----------------------------------------

LIABILITIES

  Non-interest bearing deposits                                       $  188,631             $  178,625
  Interest-bearing deposits                                            1,351,459              1,386,200
                                                                   ----------------------------------------

  Total deposits                                                       1,540,090              1,564,825

  FHLB advances                                                          718,709                546,033
  Securities sold under agreements to repurchase                         133,992                128,613
  Other liabilities                                                       29,453                 28,981
  Other borrowings                                                         4,034                  7,744
                                                                   ----------------------------------------

  Total liabilities                                                    2,426,278              2,276,196

SHAREHOLDERS' EQUITY

  Common stock, no par value
      Authorized shares 30,000,000
      Issued and outstanding 15,674,457 and 15,651,345                      --                     --
    Paid-in-capital                                                       36,715                 36,512
    Retained earnings                                                    144,934                139,781
    Debt related to employee stock ownership plan (ESOP)                  (3,935)                (3,935)
    Net unrealized loss on
      securities available for sale, net of tax                           (2,431)                  (706)
                                                                   ----------------------------------------

    Total shareholders' equity                                           175,283                171,652
                                                                   ----------------------------------------

    Total liabilities and shareholders' equity                        $2,601,561             $2,447,848
                                                                   ----------------------------------------
                                                                   ----------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                            Three months ended December 31,
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS                1998                    1997
---------------------------------------------------------------------------------------------
INTEREST INCOME
     Loans receivable and loans held for sale               $31,773                  $30,928
     Securities available for sale                           10,462                   11,415
     Securities held to maturity                              1,259                    1,850
     Other                                                    1,582                      703
                                                            --------------------------------
                                                             45,076                   44,896
INTEREST EXPENSE
     Deposits                                                14,664                   15,410
     FHLB advances and other borrowings                       7,890                    7,337
     Securities sold under agreements to repurchase           1,930                    3,193
                                                            --------------------------------
                                                             24,484                   25,940
Net interest income before provision for
  losses on loans                                            20,592                   18,956

     Provision for losses on loans                              498                      275
                                                            --------------------------------

Net interest income after provision for
  losses on loans                                            20,094                   18,681

NONINTEREST INCOME
     Gain on sale of loans                                    4,070                    2,225
     Service fees                                             2,661                    2,667
     Investment product fees and
       insurance commissions                                    590                      466
     Gain (loss) on sale of securities available for sale     (160)                      191
     Other                                                      680                      535
                                                             -------------------------------
                                                              7,841                    6,084
NONINTEREST EXPENSE
     Compensation and employee benefits                       9,131                    7,790
     General and administrative                               3,954                    3,810
     Occupancy                                                2,303                    2,137
     Data processing                                          1,084                      903
     Loss from real estate write-downs
      and operations                                            301                      318
                                                            --------------------------------
                                                             16,773                   14,958

Income before income taxes                                   11,162                    9,807

Income tax expense                                            3,794                    3,398
                                                             -------------------------------

NET INCOME                                                   $7,368                   $6,409
                                                            --------------------------------
                                                            --------------------------------

Basic net income per share                                    $0.47                    $0.41
                                                            --------------------------------
                                                            --------------------------------

Diluted net income per share                                  $0.46                    $0.40
                                                            --------------------------------
                                                            --------------------------------

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                             Unrealized loss     Debt
                                                                             on securities     Related
DOLLARS IN THOUSANDS,             Common Stock      Paid-in     Retained     available for        To       Treasury
EXCEPT SHARE DATA                # of Shares        Capital     Earnings    sale, net of tax     ESOP        Stock       Total
----------------------------------------------------------------------------------------------------------------------------------
Balance, October 1, 1997            15,664,812        $36,110    $126,064       $(1,115)           $ --      $(289)       $160,770

Net income                                                         22,642                                                   22,642

Dividends, $0.50 per share                                         (7,676)                                                  (7,676)

Issuance of common stock:
  Stock option plans                   132,993            706                                                                  706

  Stock purchase plans                   1,404             19                                                                   19

Purchase and retirement of
  treasury stock                          (809)          (323)                                                 289             (34)

Debt related to ESOP                  (147,055)                                                   (3,935)                   (3,935)

Unrealized gain on securities
  available for sale, net of tax                                                    409                                        409

Pooling accounting adjustment                                      (1,249)                                                  (1,249)
----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1998         15,651,345        $36,512    $139,781         $(706)         $(3,935)    $ --         $171,652

Net income                                                          7,368                                                    7,368

Dividends, $0.14 per share                                         (2,215)                                                  (2,215)

Issuance of common stock:
  Stock option plans                    23,112            203                                                                  203

Unrealized loss on securities
  available for sale, net of tax                                                 (1,725)                                    (1,725)
----------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1998           15,674,457        $36,715    $144,934       $(2,431)         $(3,935)    $ --         $175,283
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                    Three months ended December 31,
DOLLARS IN THOUSANDS                                                  1998                  1997
----------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES

Net Income                                                              $7,368               $6,409
Adjustments to reconcile net income to net
    cash provided by operating activities:
  Depreciation and amortization                                          1,585                  939
  Provision for losses on loans                                            498                  275
  Loss on real estate held for sale                                        232                  201
  Accretion of premiums and discounts, net                                 353                  248
  Gain on sale of loans                                                 (4,070)              (2,225)
  Loss (gain) on sale of securities available for sale                     160                 (191)
  Gain on sale of real estate held for sale and
    for development                                                        (85)                (102)
  Loan fees deferred, net of amortization                                  674                  217
  FHLB stock dividends                                                    (734)                (528)
  Pooling accounting adjustment                                                              (1,114)
  Cash provided (used) by changes in
    operating assets and liabilities:
    Interest receivable                                                   (805)              (3,206)
    Other assets                                                        (1,448)                (887)
    Other liabilities                                                    1,407               (2,782)
                                                                -------------------------------------

Net cash provided (used) by operating activities,                       $5,135              $(2,746)

INVESTING ACTIVITIES

  Purchase of securities available for sale                           (624,823)            (199,921)
  Proceeds from matured securities available for sale                  162,969               52,675
  Proceeds from sale of securities available for sale                  159,073               60,146
  Proceeds from matured securities held to maturity                        370               21,235
  Principal repayments securities available for sale                    48,481               16,640
  Principal repayments from securities held to maturity                  5,166                2,194
  Proceeds from sale of loans                                          140,904               57,993
  Net increase in loans receivable                                    (142,138)             (94,133)
  Proceeds from sale of real estate held for sale
    and for development                                                  1,762                  632
  Purchases of premises and equipment                                   (2,255)              (1,979)
  Purchase of FHLB stock                                                (1,863)              (4,754)
  Net decrease in federal funds sold                                     5,412                   --
  Improvements capitalized to real estate held for sale                   (531)                (190)
                                                                -------------------------------------

Net cash used by investing activities                                $(247,473)            $(89,462)

                                                                    Three months ended December 31,
DOLLARS IN THOUSANDS                                                 1998                     1997
----------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES

  Net increase in deposits                                              25,267                9,255
  Net decrease in certificates of deposit                              (50,002)             (25,782)
  Proceeds from FHLB advances, securities sold under
    agreements to repurchase, and other borrowings                     200,822              519,503
  Repayment of FHLB advances, securities sold under
    agreements to repurchase and other borrowings                      (26,477)            (568,735)
  Dividends paid                                                        (2,211)              (1,291)
  Issuance of common stock from exercise of stock options                  203                   51
                                                                  ----------------------------------

Net cash provided (used) by financing activities                       147,602              (66,999)
                                                                  ----------------------------------

Net change in cash and cash equivalents                                (94,736)            (159,207)

CASH AND CASH EQUIVALENTS
  Beginning of period                                                  181,422              235,888
                                                                  ----------------------------------

  End of period                                                        $86,686              $76,681
                                                                  ----------------------------------
                                                                  ----------------------------------

  SUPPLEMENTAL DISCLOSURE OF
    CASH FLOW INFORMATION

  Cash paid during the quarter for:
    Interest                                                           $25,446              $27,023
    Income taxes                                                             7                2,250
  Noncash transaction
    Loans receivable transferred to real estate held for sale            1,194                  957

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
PERIOD ENDED DECEMBER 31, 1998

NOTE A BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of InterWest Bancorp, Inc. (InterWest Bancorp) and its wholly owned subsidiaries, (collectively InterWest). As of December 31, 1998, InterWest Bancorp's wholly owned subsidiaries were InterWest Bank, Pacific Northwest Bank, Pioneer National Bank and Kittitas Valley Bank, N.A. All material intercompany transactions and balances have been eliminated.

On January 15, 1998, InterWest Bancorp acquired Puget Sound Bancorp, Inc. (Puget) of Port Orchard, whose subsidiary bank was First National Bank of Port Orchard. On June 15, 1998, InterWest Bancorp acquired Pacific Northwest Bank (Pacific) of Seattle, Washington. On June 16, 1998, InterWest Bancorp acquired Pioneer Bancorp, Inc. (Pioneer) of Yakima, Washington, whose subsidiary bank was Pioneer National Bank. These acquisitions have been accounted for using the pooling-of-interests method. Accordingly, InterWest's consolidated financial statements have been restated to include the accounts and operations of Puget, Pacific and Pioneer as if the companies were combined for all periods presented.

On August 31, 1998, InterWest Bancorp completed the acquisition of Kittitas Valley Bancorp, Inc. and its banking subsidiary, Kittitas Valley Bank, N.A. of Ellensburg, Washington. This acquisition has been accounted for using the purchase method.

On October 15, 1998, First National Bank of Port Orchard was merged into Pacific Northwest Bank. Pioneer National Bank was merged into Pacific Northwest Bank on January 22, 1999. Pioneer National Bank will continue to operate under the Pioneer Bank name.

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

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim consolidated financial statements. The consolidated statements of operations for the three month periods ended December 31, 1998 and 1997 are not necessarily indicative of the operating results for the full year. For further information, refer to the consolidated financial statements and footnotes for the year ended September 30, 1998.

NOTE B NET INCOME PER SHARE

The diluted weighted average shares outstanding during the three month periods ended December 31, 1998 and 1997 includes common stock equivalent shares outstanding using the treasury stock method. Common stock equivalents include shares issuable upon exercise of stock options. Unallocated shares relating to the debt leveraged money purchase employee stock ownership plan
(ESOP) debt obligation are deducted in the calculation of weighted average shares outstanding.

NOTE C  RECLASSIFICATIONS

Certain reclassifications have been made to prior financial statements to conform with current presentation. The effects of the reclassifications are not considered material.

NOTE D  ACCOUNTING CHANGES

On October 1, 1998, InterWest adopted Statement of Financial Accounting Standards (SFAS) No. 130 "REPORTING COMPREHENSIVE INCOME." This statement establishes standards for reporting and disclosure of comprehensive income and its components. Comprehensive income is defined as the change in equity during the period. Comprehensive income includes net income and other comprehensive income which refers to unrealized gains and losses that under generally accepted accounting principles are excluded from net income. The adoption of this statement does not have any impact on InterWest's financial condition or results of operations. However, this statement does affect the disclosures in InterWest's consolidated financial statements.

The following table summarizes comprehensive income for the periods indicated:

                                                              Three months ended December 31,
DOLLARS IN THOUSANDS                                          1998                      1997
------------------------------------------------------------------------------------------------
Net income                                                           $7,368          $6,409
                                                              ----------------------------------
Other comprehensive income:
     Unrealized gain (loss) on securities available for sale         (2,654)            718
                                                              ----------------------------------
Other comprehensive income before income taxes                       (2,654)            718
Income tax benefit (expense) on comprehensive income                    929            (243)
                                                              ----------------------------------
Other comprehensive income after income taxes                        (1,725)            475
                                                              ----------------------------------
Total comprehensive income                                           $5,643          $6,884
                                                              ----------------------------------
                                                              ----------------------------------

Effective October 1, 1998, InterWest adopted SFAS No. 134 "ACCOUNTING FOR MORTGAGE-BACKED SECURITIES RETAINED AFTER SECURITIZATION OF MORTGAGE LOANS HELD FOR SALE BY A MORTGAGE BANKING ENTERPRISE," which amends SFAS No. 65 "ACCOUNTING FOR CERTAIN MORTGAGE BANKING ACTIVITIES." SFAS No. 65 required that after the securitization of a mortgage loan held for sale, InterWest classify the resulting mortgage-backed security as a trading security. SFAS No. 134 amends SFAS No. 65 to require that after securitization of mortgage loans held for sale, InterWest classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those securities. The adoption of this statement did not materially impact InterWest's financial condition or results of operations.

NOTE E SUBSEQUENT EVENTS

On January 20, 1999, the Board of Directors authorized the purchase of up to 5 percent of InterWest Bancorp's outstanding shares of common stock in the open market over the next twelve months. The planned purchases of common stock will be limited by the anticipated timing of stock option exercises as well as other considerations.

ITEM 2.   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

The following discussion is provided for the consolidated financial condition and results of operations of InterWest Bancorp, Inc. (InterWest Bancorp), which includes its wholly owned subsidiaries (collectively InterWest). As of December 31, 1998, InterWest Bancorp's wholly owned subsidiaries were InterWest Bank, Pacific Northwest Bank, Pioneer National Bank and Kittitas Valley Bank, N.A. The purpose of this discussion is to focus on significant factors concerning InterWest's financial condition and results of operations.

ACQUISITIONS

The acquisitions of Pacific Northwest Bank, Pioneer National Bank, First National Bank of Port Orchard and Kittitas Valley Bank N.A. reflect a continuing commitment to commercial banking and the goal of becoming a statewide institution. InterWest has implemented a plan to become a financial services company that provides a variety of products and services for both individual and business customers. InterWest's sales efforts will continue to change the composition of the loan portfolio and the funding sources for asset growth. InterWest has experienced growth in transaction accounts while reducing reliance on certificates of deposit. These changes are designed to have a positive impact on net interest income, service fee revenue and market penetration while meeting the needs of InterWest's customers.

The merger with Central Bancorporation (Central) on August 31, 1996 began this process. Central's commercial banking subsidiary, Central Washington Bank, operated ten offices in central Washington. At the merger date, Central had total consolidated assets of $206.1 million, including total loans receivable of $132.2 million, total deposits of $181.9 million and shareholders' equity of $17.1 million.

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

These mergers were accounted for using the pooling-of-interests method. In accordance with generally accepted accounting principles, prior period financial statements, as well as management discussion and analysis have been restated as if the companies were combined for all periods presented.

On August 31, 1998, InterWest Bancorp completed the acquisition of Kittitas Valley Bancorp, Inc. (Kittitas), of Ellensburg, Washington, the holding company of Kittitas Valley Bank N.A. Under the terms of this transaction, Kittitas merged into InterWest Bancorp, and Kittitas Valley Bank N.A. became a subsidiary of InterWest Bancorp. The acquisition was completed through the payment of $6.4 million in cash and the issuance of 229,831 shares of InterWest Bancorp common stock to Kittitas shareholders. The shares issued to Kittitas shareholders were purchased by InterWest Bancorp in the open market. At the merger date, Kittitas had total consolidated assets of $47.4 million and shareholders' equity of $4.3 million. This acquisition has been accounted for using the purchase method.

On October 15, 1998, First National Bank of Port Orchard was merged into Pacific Northwest Bank. Pioneer National Bank was merged into Pacific Northwest Bank on January 22, 1999. Pioneer National Bank will continue to operate under the Pioneer Bank name. The primary purpose of these internal mergers is to create cost savings and operating efficiencies.

The following table summarizes pertinent information related to the completed mergers:

Acquisition                                                  Total Assets At Merger Date        Common Shares
Date                       Institution                         (dollars in thousands)               Issued
---------------------------------------------------------------------------------------------------------------
August 31, 1996            Central Bancorporation                $    206,093                     2,147,391
January 15, 1998           Puget Sound Bancorp, Inc.                   53,109                       586,420
June 15, 1998              Pacific Northwest Bank                     200,219                     2,346,081
June 16, 1998              Pioneer Bancorp, Inc.                      108,399                       692,846
August 31, 1998            Kittitas Valley Bancorp, Inc.               49,065                       229,831

A source of future growth may be through acquisitions. InterWest believes that many other financial institutions are considering selling their institutions for a variety of reasons, including lack of shareholder liquidity, management succession issues, technology challenges and increasing competition. InterWest actively reviews proposals for various acquisition opportunities. InterWest has established a due diligence review process to evaluate potential acquisitions and has established parameters for potential acquisitions relating to market factors, financial performance and certain nonfinancial factors. Successful completion of acquisitions by InterWest depends on several factors such as the availability of suitable acquisition candidates, necessary regulatory and shareholder approval and compliance with applicable capital requirements. No assurance can be made that acquisition activity will continue in the future.

Today InterWest conducts its business through 55 full-service branch offices in western and central Washington State. These offices are located in towns, small cities, suburbs and metropolitan markets. Investments are available through InterWest Financial Services, Inc., a wholly owned subsidiary of InterWest Bank and insurance products are available through InterWest Insurance Agency, Inc., a majority-owned subsidiary of InterWest Bank.

RESULTS OF OPERATIONS

Net income was $7.4 million for the three months ended December 31, 1998, compared to $6.4 million for the three months ended December 31, 1997. Basic and diluted net income per share were $0.47 and $0.46, respectively for the three months ended December 31, 1998 compared to $0.41 and $0.40, respectively for the three months ended December 31, 1997. The increase from the three month period one year ago was due to an increase in mortgage banking and the resulting increase in the gain on sale of loans of $1.8 million and an increase in net interest income before the provision for losses on loans of $1.6 million. These increases were partially offset by an increase in noninterest expense of $1.8 million

InterWest's return on average shareholders' equity was 16.89 percent for the three months ended December 31, 1998 compared to 15.92 percent for the three months ended December 31, 1997. InterWest's return on average assets was 1.20 percent for the three months ended December 31, 1998 compared to 1.09 percent for the three months ended December 31, 1997.

The following table summarizes net income, net income per share and key financial ratios:

                                                             Three months ended December 31,
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS                1998                      1997
----------------------------------------------------------------------------------------------
     Net income                                              $7,368                    $6,409
                                                            ----------------------------------
                                                            ----------------------------------

     Basic net income per share                               $0.47                     $0.41
                                                            ----------------------------------
                                                            ----------------------------------

     Diluted net income per share                             $0.46                     $0.40
                                                            ----------------------------------
                                                            ----------------------------------

     Efficiency ratio                                        58.99%                    59.74%

     Return on average shareholders' equity                  16.89%                    15.92%

     Return on average assets                                 1.20%                     1.09%

     Net interest margin                                      3.58%                     3.42%

NET INTEREST INCOME | InterWest's net income is significantly affected by changes in net interest income, which is the difference between interest income received on loans receivable and other interest-earning assets and interest paid on deposits and borrowings. InterWest's operations are sensitive to changes in interest rates and the resulting impact on net interest income.

Net interest income before provision for losses on loans increased to $20.6 million for the three months ended December 31, 1998, compared to $19.0 million for the three months ended December 31, 1997. The increase in net interest income is due to an increase in interest-earning assets and an increase in the margin earned on these assets.

InterWest's net interest margin was 3.58 percent for the three months ended December 31, 1998, an increase from 3.42 percent for the three months ended December 31, 1997. Several factors have influenced the increase in net interest margin.

During the quarter ended December 31, 1998, management has increased net interest income by leveraging the balance sheet with securities growth funded by borrowings from the Federal Home Loan Bank. However, leveraging the balance sheet decreases net interest margin as the spread earned on securities funded by borrowings is lower compared to the spread earned on loans funded by deposits.

The negative impact on net interest margin from leveraging the balance sheet has been more than offset by changes in the loan portfolio and deposit composition as well as the positive impact from the acquisition of Kittitas Valley Bank, N.A. InterWest will continue to focus on changing the composition of the loan portfolio by increasing commercial lending and reducing the dependence on single-family lending. In addition to the changes in the loan portfolio, the deposit base has changed with increases in non-interest bearing and interest-bearing transaction deposits and a decrease in certificates of deposit.

Interest income for the three months ended December 31, 1998 was $45.1 million compared to $44.9 million for the three months ended December 31, 1997. The increase is due to growth in interest-earning assets, which is partially offset by a decrease in the yield earned on those assets. The yield on interest-earning assets decreased to 7.83 percent three months ended December 31, 1998, compared to 8.10 percent for the three months ended December 31, 1997.

Interest expense decreased to $24.5 million for the three months ended December 31, 1998 compared to $25.9 million for the three months ended December 31, 1997. This is due to a decrease in the cost of funds from the prior year, which is partially offset by an increase in interest-bearing liabilities. The cost of funds for the three months ended December 31, 1998 was 4.33 percent, a decrease from 4.76 percent for the three months ended December 31, 1997.

AVERAGE RATES AND BALANCES | The following table indicates the average balance and average interest rates earned or paid, interest rate spread and net interest margin for the three months ended December 31:

                                                   1998                          1997
                                         -------------------------    -----------------------
                                            Average                     Average
DOLLARS IN THOUSANDS                        Balance        Rate          Balance       Rate
---------------------------------------------------------------------------------------------

Loans receivable and loans
   held for sale                          $ 1,421,388      8.94%       $1,364,876      9.06%
Securities available for sale,
   securities held to maturity and
   other interest-earning assets              879,975      6.05%          852,132      6.56%
                                          ---------------------------------------------------
Total interest-earnings assets              2,301,363      7.83%        2,217,008      8.10%
                                          ---------------------------------------------------

Deposits                                    1,552,374      3.78%        1,453,548      4.24%
FHLB advances, securities
   sold under agreements
   to repurchase and                          710,286      5.53%          724,398      5.81%
   other borrowings
                                          ---------------------------------------------------
Total interest-bearing liabilities          2,262,660      4.33%        2,177,946      4.76%
                                          ---------------------------------------------------

Net interest spread                       $    38,703      3.50%       $   39,062      3.34%
                                          ---------------------------------------------------
                                          ---------------------------------------------------

Net interest margin                                        3.58%                       3.42%
                                                          -------                     -------
                                                          -------                     -------

The following table provides information on changes in net interest income for the periods which are attributable to changes in interest rates and changes in volume:

                                              Three months December 31, 1998 vs 1997
                                                       Increase (Decrease)
                                                         Due to changes in

DOLLARS IN THOUSANDS                        Rate              Volume            Total
-----------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS

Loans receivable and
   loans held for sale                      $(410)            $1,255             $845

Securities available for
   sale, securities held
   to maturity and other
   interest-earning assets                 (1,147)               482             (665)
                                        --------------------------------------------------

Total net change in income
   on interest-earning assets              (1,557)             1,737              180
                                        --------------------------------------------------

INTEREST-BEARING LIABILITIES

Deposits                                   (1,983)             1,237             (746)

FHLB advances, securities
   sold under agreement to
   repurchase and other
   borrowings                                (508)              (202)            (710)
                                        --------------------------------------------------

Total net change in expense
   on interest-bearing liabilities         (2,491)             1,035           (1,456)
                                        --------------------------------------------------

Net change in net
   interest income                           $934               $702           $1,636
                                        --------------------------------------------------
                                        --------------------------------------------------

PROVISION FOR LOSSES ON LOANS | The provision for losses on loans was $498,000 for the three months ended December 31, 1998, an increase from $275,000 for the three months ended December 31, 1997.

NONINTEREST INCOME | Noninterest income was $7.8 million for the three months ended December 31, 1998, compared to $6.1 million for the three months ended December 31, 1997. The increase in noninterest income from the three months ended December 31, 1997 was due to increases in mortgage banking and the resulting gains on the sale of loans. The increase in mortgage banking activities is due to the current interest rate environment as well as the overall strategy of changing the composition of the loan portfolio with less reliance on single-family residential mortgages with a greater emphasis on commercial lending. During calendar year 1998, the low interest rate environment resulted in increased fixed-rate single-family residential mortgage loan originations. It is currently InterWest's strategy to securitize and sell fixed-rate single-family mortgage loans on the secondary market while retaining the right to service the loans. Changes in interest rates can significantly affect the volume of single family loan originations and refinances which could impact InterWest's mortgage banking revenue. InterWest will continue to focus on commercial banking to increase net interest income and service fee revenue while reducing the impact of potential volatility in mortgage banking revenue.

Service fees were $2.7 million for the three months ended December 31, 1998 compared to $2.7 million for the three months ended December 31, 1997. Service fees decreased as a result of the closing of the Cornerstone Home Loan Center Division of InterWest Bank during the quarter ended December 31, 1998. The decrease in service fees from the Cornerstone Home Loan Center was offset by an increase in service fees resulting from the growth in transaction deposit accounts and commercial banking services.

NONINTEREST EXPENSE | Noninterest expense was $16.8 million for the three months ended December 31, 1998, compared to $15.0 million for the three months ended December 31, 1997. The operating efficiency ratio was 58.99 percent for the three months ended December 31, 1998, compared to 59.74 percent for the three months ended December 31, 1997. The increase in noninterest expense from the three months ended December 31, 1997 was due to activities to develop the resources and infrastructure for commercial banking growth.

Compensation and employee benefits were $9.1 million for the three months ended December 31, 1998, an increase from $7.8 million for the three months ended December 31, 1997. This increase was primarily due to the focus on commercial banking growth and the acquisition of Kittitas Valley Bank, N.A.

FEDERAL INCOME TAX | Income tax expense was $3.8 million for the three months ended December 31, 1998, compared to $3.4 million for the three months ended December 31, 1997. The effective tax rates were 34.0 percent for the three months ended December 31, 1998, compared to 34.6 percent for the three months ended December 31, 1997.

REVIEW OF FINANCIAL CONDITION

InterWest's total consolidated assets were $2.602 billion as of December 31, 1998, compared to $2.448 billion as of September 30, 1998. This was an increase of $154 million or 6.3 percent.

SECURITIES | As of December 31, 1998, InterWest had $825.6 million of securities available for sale, compared to $574.3 million as of September 30, 1998. Securities held to maturity have decreased to $81.7 million as of December 31, 1998, compared to $87.3 million as of September 30, 1998. The overall increase in securities reflects management's leveraging of the balance sheet to increase net interest income. As of December 31, 1998, 91 percent of InterWest securities were classified as available for sale, an increase from 87 percent as of September 30, 1998. Management believes that a higher percentage of securities classified as available for sale provides greater flexibility to respond to interest rate changes and liquidity needs to fund loan growth.

InterWest has generally maintained liquidity in excess of regulatory guidelines. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives, management's judgment as to the attractiveness of the yields then available in relation to other opportunities and management's expectation of the level of yield that will be available in the future. Management's projections as to the short term demand for funds to be used for loan originations and other activities can also impact liquidity levels.

Securities are categorized as held to maturity or available for sale, based upon management's intent as to the ultimate disposition of each security acquired. InterWest does not currently trade securities. Securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts over the terms of the securities. Securities classified as available for sale are reported at fair value, with unrealized gains and losses (net of deferred income taxes) reported as a net amount in a separate component of shareholders' equity.

LOANS RECEIVABLE AND LOANS HELD FOR SALE | Loans receivable were $1.35 billion as of December 31, 1998, compared to $1.36 billion as of September 30, 1998. During the three months ended December 31, 1998 the principal balances outstanding of commercial real estate, real estate construction, commercial and agricultural loans increased. These increases were offset by a decrease in single-family residential mortgage loans outstanding.

The principal lending activity of InterWest Bank is the origination of single-family residential mortgage loans and, to a lesser extent, loans secured by income property, consumer loans, commercial loans and agricultural loans. Pacific Northwest Bank, Pioneer National Bank and Kittitas Valley Bank, N.A. have loan portfolios which have a greater percentage of commercial loans than InterWest Bank.

The acquisitions of Central, Pacific, Pioneer and Puget increased InterWest's access to commercial lending. These acquisitions, as well as the development of commercial banking at InterWest Bank, are changing the composition of the InterWest loan portfolio to that of a financial institution that emphasizes both real estate and commercial lending. Growth in commercial lending should shorten duration risk, produce higher net interest margin, create better protection from interest rate volatility and ultimately meet the needs of InterWest's customers.

The commercial loan portfolio increased $11.8 million from September 30, 1998, representing an annualized growth rate of 22 percent. As of December 31, 1998, outstanding commercial loans represent 15.5 percent of the total gross loans compared to 14.8 percent as of September 30, 1998. Commercial real estate mortgage loans increased $21.1 million from September 30, 1998, representing an annualized growth rate of 33 percent. Real estate construction loans outstanding increased by $13.8 million from September 30, 1998, representing an annualized growth rate of 30 percent. Single-family residential mortgage loans decreased $46.8 million from September 30, 1998. This decrease is due to mortgage banking activities and the increased emphasis on commercial lending. During the quarter ended December 31, 1998, InterWest securitized and sold $113.8 million of single-family residential mortgage loans on the secondary market.

Loans held for sale were $101.8 million as of December 31, 1998 compared to $93.1 million as of September 30, 1998. Loans held for sale are generally fixed-rate mortgage loans and loans originated under a Small Business Administration program. The loans are typically sold to FHLMC and other financial institutions.

The following table sets forth the composition of InterWest's loan portfolio by type as of December 31, 1998, and September 30, 1998:

DOLLARS IN THOUSANDS                              December 31, 1998        September 30, 1998
-----------------------------------------------------------------------------------------------
Real estate mortgage loans
   Single-family residential                            $580,418                  $627,191
   Multi-family residential                               61,190                    62,948
   Commercial                                            278,991                   257,906
Real estate construction                                 195,810                   182,020
Consumer loans                                            80,832                    81,386
Commercial loans                                         229,350                   217,546
Agricultural loans                                        50,023                    45,637
                                                  ---------------------------------------------
                                                       1,476,614                 1,474,634
Less:
   Loans held for sale                                   101,782                    93,125
   Allowance for losses on loans                          13,527                    13,224
   Deferred loan fees and discounts                        8,693                     9,235
                                                  -----------------        --------------------
                                                      $1,352,612                $1,359,050
                                                  -----------------        --------------------
                                                  -----------------        --------------------

Interest is accrued on loans receivable until the loan is 90 days delinquent or management doubts the collectibility of the loan or the unpaid interest, at which time InterWest establishes a reserve for any accrued interest. All loans on which interest is not being accrued are referred to as nonaccrual loans. As of December 31, 1998, non-accrual loans totaled $12.4 million, an increase from $8.2 million as of September 30, 1998. The majority of the increase resulted from one land development loan being placed on nonaccrual status during the period. Total non-performing assets, including non-accrual loans and real estate owned through foreclosure, increased to $19.8 million or 0.76 percent of total assets as of December 31, 1998, compared to $15.8 million or 0.64 percent of total assets as of September 30, 1998.

The following table summarizes non-performing assets as of December 31, 1998 and September 30, 1998:

DOLLARS IN THOUSANDS                                   December 31, 1998         September 30, 1998
---------------------------------------------------------------------------------------------------
NONACCRUAL LOANS

Real estate mortgage loans
    Single-family residential                                $5,565                     $5,036
    Multi-family residential                                     --                         --
    Commercial                                                1,226                        557
Real estate construction                                      3,265                        634
Consumer loans                                                  385                        174
Commercial loans                                              1,751                      1,682
Agricultural loans                                              200                        127
                                                     ---------------------------------------------

    Total nonaccrual loans                                   12,392                      8,210

REAL ESTATE OWNED THROUGH FORECLOSURE

Total real estate owned through foreclosure                   7,421                      7,553
                                                     ---------------------------------------------

Total non-performing assets                                 $19,813                    $15,763
                                                     ---------------------------------------------
                                                     ---------------------------------------------

ALLOWANCE FOR LOSSES ON LOANS | The allowance for losses on loans was $13.5 million or 0.99 percent of total loans receivable as of December 31, 1998 compared to $13.2 million or 0.96 percent of total loans receivable as of September 30, 1998. Net loan charge-offs were $195,000 or 0.05 percent of the average balance of loans outstanding for the three months ended December 31, 1998.

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

When available information confirms that specific loans or portions thereof are uncollectible, these amounts are charged-off against the allowance for losses on loans. The existence of some or all of the following criteria will generally confirm that a loss has been incurred: the loan is significantly delinquent and the borrower has not evidenced the ability or intent to bring the loan current; there is no recourse to the borrower, or if there is recourse, the borrower has insufficient assets to pay the debt; the fair value of the loan collateral is significantly below the current loan balance, and there is little or no near-term prospect for improvement. A provision for losses on loans, which is a charge against operations, is added to the allowance for losses on loans based on ongoing assessments of credit risk in the loan portfolio.

The following tables summarize the activity in allowance for losses on loans during the three months ended December 31:

DOLLARS IN THOUSANDS                                            1998                  1997
--------------------------------------------------------------------------------------------------
Balance at beginning of period                                 $13,224                $11,104

Provision for losses on loans                                      498                    275

Pooling accounting adjustment                                                             (76)

Recoveries                                                         123                    117

Charge-offs                                                       (318)                  (411)
                                                     ---------------------------------------------

Balance at end of period                                       $13,527                $11,009
                                                     ---------------------------------------------
                                                     ---------------------------------------------

DEPOSITS | Noninterest bearing deposits increased to $188.6 million as of December 31, 1998 from $178.6 million as of September 30, 1998. Noninterest bearing deposits represented 12.3 percent of total deposits as of December 31, 1998, an increase from 11.4 percent as of September 30, 1998. Interest bearing transaction accounts (which includes interest-bearing checking, money market and savings accounts) increased to $554.4 million as of December 31, 1998 compared to $539.2 million as of September 30, 1998. Interest bearing transaction accounts represented 35.9 percent of total deposits as of December 31, 1998, an increase from 34.5 percent as of September 30, 1998. Money market and interest bearing checking account balances increased by $2.3 million and $15.4 million, respectively, from September 30, 1998.

Certificates of deposit decreased to $797.0 million as of December 31, 1998 compared to $847.0 million as of September 30, 1998. Certificates of deposit currently represent 51.8 percent of total deposits which is a decrease from
54.1 percent as of September 30, 1998.

Management is continuing to pursue initiatives to increase the percentage of noninterest bearing deposits and interest bearing transaction deposits relative to certificates of deposit. This activity should increase net interest income, service fee revenue and customer growth and retention. As of December 31, 1998, 48.2 percent of InterWest's deposits were transaction accounts, which is an increase from 45.9 percent as of September 30, 1998.

The following table sets forth the balances of deposits in the various types of accounts as of December 31, 1998 and September 30, 1998:

DOLLARS IN THOUSANDS                    December 31, 1998         September 30, 1998
------------------------------------------------------------------------------------
Non-interest bearing deposits               $188,631                     $178,625
Interest-bearing checking accounts           177,442                      162,051
Money market accounts                        270,221                      267,953
Savings accounts                             106,750                      109,148
Certificates                                 797,046                      847,048
                                         --------------               ------------

Total                                     $1,540,090                   $1,564,825
                                         --------------               ------------
                                         --------------               ------------

FHLB ADVANCES, SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS | InterWest borrows through advances from the Federal Home Loan Bank (FHLB) and securities sold under agreements to repurchase. InterWest had $718.7 million outstanding in FHLB advances as of December 31, 1998, an increase from $546.0 million as of September 30, 1998. The increase in FHLB advances was used to fund the growth in securities.

The FHLB provides credit for member financial institutions. As members, banks are required to own capital stock in the FHLB, and are authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally securities that are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made to members pursuant to several different programs. These programs are generally designed to meet the institution's need while still reflecting market terms and conditions. InterWest relies upon advances from the FHLB to supplement its supply of lendable funds and to meet liquidity guidelines. The rates on these advances vary from time to time in response to general economic conditions.

InterWest uses the securities market as a vehicle for borrowing by utilizing its securities as collateral. As of December 31, 1998, InterWest had $134.0 million outstanding in securities sold under agreements to repurchase, an increase from $128.6 million as of September 30, 1998.

SHAREHOLDERS' EQUITY | InterWest Bancorp is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors at both the holding company and subsidiary bank level. InterWest manages various capital levels at both the holding company and subsidiary bank level to maintain appropriate capital ratios and levels in accordance with external regulations and capital guidelines established by the Board of Directors of each institution

InterWest's total shareholders equity was $175.3 million as of December 31, 1998, an increase of $3.6 million from $171.7 million as of September 30, 1998. Book value per share increased to $11.18 as of December 31, 1998, from $10.97 as of September 30, 1998. During three months ended December 31, 1998, InterWest Bancorp declared cash dividends totaling $0.14 per share, an increase from $0.12 per share for the three months ended December 31, 1997.

InterWest Bancorp and its banking subsidiaries are subject to risk-based capital guidelines requiring minimum capital levels based on the credit risk of assets. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on InterWest's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, InterWest Bancorp and its banking subsidiaries must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

The regulations define the relevant capital levels for the five categories. In general terms, the capital definitions are as follows:

                                            Total Capital              Tier 1                    Tier 1
                                            (to Risk                   (to Risk                  (to Average
                                            Weighted Assets)           Weighted Assets)          Assets)
                                            ------------------         -------------------       --------------
Well capitalized                            10%                        6%                        5%
Adequately capitalized                      8%                         4%                        4%
Undercapitalized                            Below 8%                   Below 4%                  Below 4%
Significantly undercapitalized              Below 6%                   Below 3%                  Below 3%
Critically undercapitalized                 -                          -                         2% or less

InterWest Bancorp is subject to risk-based capital guidelines issued by the Federal Reserve Board (FRB) which establish a risk-adjusted ratio relating capital to different categories of assets. InterWest Bancorp's Tier I capital is composed of shareholders' equity less certain intangibles, and excludes the equity impact of adjusting securities available for sale to fair value. Total capital is Tier I capital and the allowance for losses on loans. The FRB's risk-based capital rules have been supplemented by a leverage capital ratio, defined as Tier I capital to adjusted quarterly average total assets. As of December 31, 1998, under the FRB's capital guidelines, InterWest Bancorp's levels of consolidated regulatory capital exceed the FRB's minimum requirements.

The capital amounts and ratios for InterWest Bancorp, InterWest Bank and Pacific Northwest Bank as of December 31, 1998 are presented in the following table:

                                                                                         To Be Well
                                                                                         Capitalized Under
                                                                 For Capital             Prompt Corrective
                                             Amount              Adequacy Purposes       Action Provisions
                                     -------------------------------------------------------------------------
DOLLARS IN THOUSANDS                    Amount       Ratio      Amount       Ratio      Amount       Ratio
--------------------------------------------------------------------------------------------------------------
INTERWEST BANCORP:
Total Capital
      (to Risk Weighted Assets)        $180,729      10.77%     $134,298      8.0%      $167,873       10.0%
Tier I Capital
      (to Risk Weighted Assets)         167,202       9.96%       67,149      4.0%       100,724        6.0%
Tier I Capital
      (to Average Assets)               167,202       6.79%       73,900      3.0%       123,166        5.0%

INTERWEST BANK:
Total Capital
      (to Risk Weighted Assets)        $145,615      10.91%     $106,774      8.0%      $133,467       10.0%
Tier I Capital
      (to Risk Weighted Assets)         136,453      10.22%       53,387      4.0%        80,080        6.0%
Tier I Capital
      (to Average Assets)               136,453       6.70%       81,496      4.0%       101,870        5.0%

PACIFIC NORTHWEST BANK:
Total Capital
      (to Risk Weighted Assets)         $25,942      11.12%      $18,663      8.0%       $23,329       10.0%
Tier I Capital
      (to Risk Weighted Assets)          23,702      10.16%        9,332      4.0%        13,997        6.0%
Tier I Capital
      (to Average Assets)                23,702       8.85%       10,716      4.0%        13,395        5.0%

As of December 31, 1998, all subsidiary banks were in compliance with the well-capitalized capital requirements. Management believes that under the current regulations the subsidiary banks will continue to meet minimum capital requirements in the foreseeable future. However, events beyond the control of the subsidiary banks, such as a downturn in the economy in areas where the subsidiary banks have most of their loans, could adversely affect future earnings and, consequently, the ability of the subsidiary banks to meet future minimum capital requirements.

On January 20, 1999, the Board of Directors of InterWest Bancorp authorized the purchase of up to 5 percent of InterWest Bancorp's outstanding shares of common stock in the open market over the next twelve months. The planned purchases of common stock will be limited by the anticipated timing of stock option exercises as well as other considerations.

LIQUIDITY RESOURCES

Liquidity management focuses on the need to meet both short-term funding requirements and InterWest's long-term strategies and goals. Specifically, the objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, creditors and borrowers. Management is structuring the balance sheet to meet these needs. InterWest desires to attract and retain consumer and business customer relationships with a focus on transaction accounts and commercial and consumer lending. InterWest also uses wholesale funds through advances from the Federal Home Loan Bank of Seattle (FHLB) and the sale of securities under agreements to repurchase to fund asset growth. Other sources of funds for liquidity include loan repayments, loan sales, securities sales and mortgage-backed and related security repayments. Repayments on loans and mortgage-backed and related securities and deposit inflows and outflows are impacted by changes in interest rates.

InterWest has additional capacity to borrow funds from the FHLB through a pre-approved credit line. This credit line has a pledge requirement whereby InterWest must maintain unencumbered collateral with a par value at least equal to the outstanding balance. InterWest uses the securities market as a vehicle for borrowing by utilizing its securities available for sale and securities held to maturity as collateral. These borrowings are collateralized by securities with a market value exceeding the face value of the borrowings. If the market value of the securities were to decline as a result of an increase in interest rates or other factors, InterWest would be required to pledge additional securities or cash as collateral.

The analysis of liquidity also includes a review of InterWest's consolidated statement of cash flows for the three months ended December 31, 1998. The consolidated statement of cash flows details InterWest's operating, investing and financing activities during the period. The most significant item under operating activities was net income of $7.4 million for the three months ended December 31, 1998. Investing activities included proceeds from the sale of securities available for sale of $159.1 million, security maturities totaling $163.0 million and purchases of securities available for sale of $624.8 million. Investing activities also included $142.1 million in loan originations, net of principal repayments and $140.9 million of proceeds from the sale of loans. During the period, financing activities included $174.3 million in borrowing repayments, net of borrowing proceeds, a $25.3 million increase in deposits, a $50.0 million decrease in certificates of deposit and a total of $2.2 million paid in cash dividends to shareholders.

YEAR 2000

The century date change for the year 2000 is a serious issue that may impact virtually every organization, including InterWest. Many software programs are not able to recognize the year 2000, since most programs and systems were designed to store calendar years in the 1900s by assume the "19" and storing only the last two digits of the year. The problem is especially important to financial institutions since many transactions, such as interest accruals and payments, are date sensitive, and because InterWest interacts with numerous customers, vendors and third party service providers who must also address the year 2000 issue. The problem is not limited to computer systems. Year 2000 issues will potentially affect every system that has an embedded microchip, such as automated teller machines, elevators and vaults.

INTERWEST'S STATE OF READINESS/ InterWest is committed to addressing these Year 2000 issues in a prompt and responsible manner, and has dedicated the resources to do so. Management has completed an assessment of its automated systems and has implemented a program consistent with applicable regulatory guidelines, to complete all steps necessary to resolve identified issues. InterWest's compliance program has several phases, including project management, assessment, testing, remediation and implementation.

PROJECT MANAGEMENT. Each subsidiary bank has developed a process to address Year 2000 compliance matters. This process includes a project manager, senior management and departmental representatives. There are periodic meetings with senior management of each subsidiary bank to discuss the process, assign tasks, determine priorities and monitor progress. Periodic reports are provided to each subsidiary banks'

Board of Directors on the status of the Year 2000 project. Additionally, the subsidiary banks regularly report to InterWest Bancorp management and to the InterWest Bancorp Board of Directors.

ASSESSMENT. InterWest's computer equipment and mission-critical software programs have been identified. InterWests' primary software vendors were also assessed during this phase, and vendors who provide mission-critical software have been contacted. InterWest will continue to monitor and work with these vendors. Additionally, InterWest has identified, and began working with, significant borrowers to assess the extent to which they may be affected by Year 2000 issues.

TESTING. Updating and initial testing of InterWest's automated systems has been completed. Based on the results of initial testing, InterWest has been able to identify internal computer systems that are non-compliant and further remediation and testing will continue during 1999.

REMEDIATION AND IMPLEMENTATION. This phase involves obtaining and implementing renovated software applications provided by InterWest's vendors. As renovated applications or new applications are received and implemented, InterWest tests them for Year 2000 compliance. This phase also involves upgrading and replacing systems where appropriate, and will continue throughout 1999.

ESTIMATED COSTS TO ADDRESS INTERWEST'S YEAR 2000 ISSUES/ The total financial effect that year 2000 issues will have on InterWest cannot be predicted with any certainty at this time. In fact, in spite of all efforts being made to rectify these problems, the success of InterWest's efforts will not be known until the year 2000 actually arrives. However, based on its assessment to date, InterWest does not believe that expenses or required capital expenditures related to meeting Year 2000 challenges will have a material effect on the operations or financial condition of InterWest. Year 2000 challenges facing vendors of mission-critical software and systems, third-party service providers, and customers, could have a material effect on the operations or financial condition of InterWest, to the extent such parties are materially affected by such challenges.

RISKS RELATED TO YEAR 2000 ISSUES/ The Year 2000 poses certain risks to InterWest and its operations. Some of these risks are present because InterWest purchases technology and information systems applications from other parties who face Year 2000 challenges and relies on third party service providers for processing data. In addition, other risks are inherent in the business of banking or are risks faced by many companies. Although it is impossible to identify all possible risks that InterWest may face moving into the millennium, management has identified the following significant potential risks:

Commercial banks may experience a contraction in their deposit base, if a significant amount of deposited funds are withdrawn by customers prior to the Year 2000, and interest rates may increase as the millennium approaches. This potential deposit contraction could make it necessary for InterWest to change its sources of funding and could affect future earnings. InterWest has established a contingency plan for addressing this situation, should it arise, in its asset and liability management policies. The plan includes maintaining the ability to borrow funds from correspondent banks and the Federal Home Loan Bank of Seattle. Significant demand for funds from other banks could reduce the amount of funds available for InterWest to borrow. If insufficient funds are available from these sources, InterWest may also sell investment securities or other liquid assets to meet liquidity needs.

InterWest originates loans to businesses in its marketing area. If these businesses are adversely affected by Year 2000 problems, their ability to repay loans could be impaired. This increased credit risk could adversely affect InterWest's financial performance. During the assessment phase of InterWest's Year 2000 program, InterWest identified substantial borrowers, and is working with such borrowers to ascertain their levels of exposure to Year 2000 problems. To the extent that InterWest is unable to assure itself of the Year 2000 readiness of such borrowers, it intends to apply additional risk assessment criteria to the indebtedness of such borrowers and make any necessary related adjustments to InterWest's provision for losses on loans.

InterWest's operations, like those of many other companies, can be adversely affected by the Year 2000-triggered failures of other companies upon whom InterWest depends for the functioning of its automated systems. Accordingly, InterWest's operations could be materially affected if the operations of mission-critical third party service providers are adversely affected. As described previously, InterWest has identified its mission-critical vendors and is monitoring their Year 2000 compliance programs.

INTERWEST'S CONTINGENCY PLANS/ InterWest has initially developed contingency plans related to Year 2000 issues. As InterWest continues the testing phase, and based on future ongoing assessment of the readiness of vendors, service providers and substantial borrowers, InterWest will modify contingency plans as necessary or develop additional contingency plans. The review of contingency plans is an ongoing process subject to internal assessments, third party and regulatory review. Additionally, specific timeframes have been established for the monitoring and assessment of contingency planning as well as "trigger" dates for implementing contingency plans. Certain circumstances, as described above in "Risks" may occur for which there are no completely satisfactory contingency plans.

MARKET RISK

InterWest's results of operations are largely dependent upon its ability to manage interest rate risk. Management considers interest rate risk to be a significant market risk that could have a material effect on InterWest's financial condition and results of operations. InterWest does not currently use derivatives to manage market and interest rate risks.

InterWest is sensitive to the potential change in interest rates and the resulting impact on net interest income. It has been an objective of management to reduce this sensitivity through the use of adjustable rate loans which enables InterWest to better match the duration of its deposit base with these types of assets.

In addition to adjustable rate loans, InterWest uses a number of additional strategies to minimize the impact on net income during significant changes in interest rates. The strategies utilized by InterWest to achieve this goal include sales of fixed-rate mortgage loans; growth in non-interest bearing deposits, purchases of adjustable rate and callable agency securities and short-term commercial lending.

FORWARD LOOKING STATEMENTS | In this document, InterWest has included certain "forward looking statements" concerning the future operations of InterWest. It is management's desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing InterWest of the protections of such safe harbor with respect to all "forward looking statements" contained in this registration statement. We have used "forward looking statements" to describe the future plans and strategies including our expectations of InterWest's future financial results. Management's ability to predict results or the effect of future plans and strategy is inherently uncertain. Factors that could effect results include interest rate trends, the general economic climate in Washington State and the country as a whole, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the "forward looking statements" and undue reliance should not be placed on such statements.

PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a) REPORTS ON FORM 8-K

            None

            EXHIBITS

            (27) Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   INTERWEST BANCORP, INC.




                                    By:  /s/ Stephen M. Walden
                                         -------------------------------------
                                         Stephen M. Walden,
                                         President and Chief Executive Officer



Dated:            February 11                   , 1999
        ----------------------------------------