Form 10-Q
period 1999-03-31
INTERWEST BANCORP INC
filed 1999-05-14
CIK 949504

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

    ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

           For the transition period             from  to
                                     -----------         --------------

                         COMMISSION FILE NUMBER 0-26632

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


                              YES   X   NO
                                  ----     ----

As of March 31, 1999, 15,607,748 shares of common stock were outstanding with no par value.

                             INTERWEST BANCORP, INC


INDEX             PAGE
-----             ----
PART 1.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  AS OF MARCH 31, 1999 AND SEPTEMBER 30, 1998                     1

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE AND SIX MONTH PERIODS ENDED
                  MARCH 31, 1999 AND 1998                                         2

                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  FOR THE SIX MONTH PERIOD ENDED MARCH 31, 1999
                  AND THE YEAR ENDED SEPTEMBER 30, 1998                           3

                  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                  THE SIX MONTH PERIODS ENDED
                  MARCH 31, 1999 AND 1998                                         4-5

                  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS            6-8


ITEM 2.           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                             9-25

PART II.          OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             26

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K                                26

SIGNATURES                                                                        27


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DOLLARS IN THOUSANDS                                               MARCH 31, 1999       SEPTEMBER 30, 1998
----------------------------------------------------------------------------------------------------------
                                                                    (unaudited)
ASSETS

    Cash and cash equivalents
         Non-interest bearing                                       $    65,421             $    74,018
         Interest-bearing deposits in banks                              67,225                 107,404
    Federal funds sold                                                   14,439                  19,863
    Securities available for sale, at fair value                        696,591                 574,346
    Securities held to maturity                                          76,613                  87,262
    Loans receivable, net                                             1,223,911               1,359,050
    Loans held for sale                                                 154,752                  93,125
    Interest receivable                                                  13,674                  14,991
    Real estate held for sale and for development                        10,297                  11,996
    Federal Home Loan Bank (FHLB) stock, at cost                         41,030                  37,496
    Premises and equipment, net                                          52,714                  50,314
    Intangible assets                                                    15,585                  14,026
    Other assets                                                          3,545                   3,957
                                                                    -----------------------------------

    Total assets                                                    $ 2,435,797             $ 2,447,848
                                                                    -----------------------------------
                                                                    -----------------------------------
LIABILITIES

    Non-interest bearing deposits                                   $   181,774             $   178,625
    Interest-bearing deposits                                         1,361,785               1,386,200
                                                                    -----------------------------------

    Total deposits                                                    1,543,559               1,564,825

    FHLB advances                                                       562,144                 546,033
    Securities sold under agreements to repurchase                      128,745                 128,613
    Other liabilities                                                    20,658                  28,981
    Other borrowings                                                      8,541                   7,744
                                                                    -----------------------------------

    Total liabilities                                                 2,263,647               2,276,196

SHAREHOLDERS' EQUITY

    Common stock, no par value
      Authorized shares 30,000,000
      Issued and outstanding 15,607,748 and 15,651,345                     --                      --
    Paid-in-capital                                                      31,256                  36,512
    Retained earnings                                                   150,091                 139,781
    Debt related to employee stock ownership plan (ESOP)                 (3,935)                 (3,935)
    Net unrealized loss on
      securities available for sale, net of tax                          (5,262)                   (706)
                                                                    -----------------------------------

    Total shareholders' equity                                          172,150                 171,652
                                                                    -----------------------------------

    Total liabilities and shareholders' equity                      $ 2,435,797             $ 2,447,848
                                                                    -----------------------------------
                                                                    -----------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                              Three months ended March 31, Six months ended March 31,
 DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS               1999             1998            1999             1998
 ----------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
     Loans receivable and loans held for sale               $31,693           $31,685         $63,466          $62,613
     Securities available for sale                           11,208            10,904          21,670           22,319
     Securities held to maturity                              1,393             1,156           2,652            3,006
     Other                                                      368               455           1,950            1,159
                                                            ----------------------------------------------------------
                                                             44,662            44,200          89,738           89,097
INTEREST EXPENSE
     Deposits                                                13,502            14,956          28,166           30,367
     FHLB advances and other borrowings                       8,290             7,462          16,180           14,799
     Securities sold under agreements to repurchase           1,870             2,244           3,800            5,437
                                                            ----------------------------------------------------------
                                                             23,662            24,662          48,146           50,603
Net interest income before provision for
  losses on loans                                            21,000            19,538          41,592           38,494

     Provision for losses on loans                              500               571             998              846
                                                            ----------------------------------------------------------

Net interest income after provision for
  losses on loans                                            20,500            18,967          40,594           37,648


NON-INTEREST INCOME
     Gain on sale of loans                                    3,281             2,486           7,351            4,711
     Service fees                                             2,839             2,674           5,500            5,341
     Investment product fees and
       insurance commissions                                    725               519           1,315              985
     Gain (loss) on sale of securities available for sale       233               240              73              431
     Other                                                      509               649           1,189            1,183
                                                            ----------------------------------------------------------
                                                              7,587             6,568          15,428           12,651

NON-INTEREST EXPENSE
     Compensation and employee benefits                       9,528             7,867          18,659           15,657
     General and administrative                               3,712             3,820           7,666            7,629
     Occupancy                                                2,327             2,207           4,630            4,344
     Data processing                                          1,203               989           2,287            1,892
     Loss from real estate write-downs
      and operations                                             33               718             334            1,036
     Merger related charges                                      --             1,300              --            1,300
                                                            ----------------------------------------------------------
                                                             16,803            16,901          33,576           31,858

Income before income taxes                                   11,284             8,634          22,446           18,441

Income tax expense                                            3,921             3,081           7,715            6,479
                                                            ----------------------------------------------------------

Net income                                                   $7,363            $5,553         $14,731          $11,962
                                                            ----------------------------------------------------------
                                                            ----------------------------------------------------------
Basic net income per share                                    $0.47             $0.35           $0.94            $0.76
                                                            ----------------------------------------------------------
                                                            ----------------------------------------------------------
Diluted net income per share                                  $0.46             $0.35           $0.92            $0.74
                                                            ----------------------------------------------------------
                                                            ----------------------------------------------------------
Dividends declared per share                                  $0.14             $0.13           $0.28            $0.25
                                                            ----------------------------------------------------------
                                                            ----------------------------------------------------------

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)



                                                                           Unrealized Loss      Debt
                                                                            on Securities      Related
DOLLARS IN THOUSANDS,         Common Stock      Paid-in     Retained        Available For        To        Treasury
EXCEPT SHARE DATA             # of Shares       Capital     Earnings      Sale, Net of Tax      ESOP         Stock          Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance, October 1, 1997       15,664,812       $36,110     $126,064           $(1,115)         $ --         $(289)        $160,770

Net income                                                    22,642                                                         22,642

Dividends, $0.50 per share                                    (7,676)                                                        (7,676)

Issuance of common stock:
  Stock option plans              132,993           706                                                                         706

  Stock purchase plans              1,404            19                                                                          19

Purchase and retirement
  of treasury stock                 (809)         (323)                                                       289              (34)

Debt related to ESOP             (147,055)                                                      (3,935)                      (3,935)

Unrealized gain on
  securities available
  for sale, net of tax                                                             409                                          409

Pooling accounting
  adjustment                                                  (1,249)                                                        (1,249)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 1998    15,651,345       $36,512     $139,781             $(706)        $(3,935)     $ --           $171,652

Net income                                                    14,731                                                         14,731

Dividends, $0.28 per share                                    (4,421)                                                        (4,421)

Issuance of common stock:
  Stock option plans              240,903          1,233                                                                      1,233

Purchase and retirement
  of treasury stock             (284,500)        (6,489)                                                                     (6,489)


Unrealized loss on
  securities available
  for sale, net of tax                                                          (4,556)                                      (4,556)
-----------------------------------------------------------------------------------------------------------------------------------
Balance March 31, 1999         15,607,748       $31,256     $150,091           $(5,262)        $(3,935)     $ --           $172,150
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                      Six months ended March 31,
DOLLARS IN THOUSANDS                                                  1999                 1998
--------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES

Net Income                                                         $  14,731             $  11,962
Adjustments to reconcile net income to net
    cash provided by operating activities:
  Depreciation and amortization                                        3,187                 2,127
  Provision for losses on loans                                          998                   846
  Loss on real estate held for sale and for development                  232                   753
 Accretion of premiums and discounts, net                                308                   735
 Gain on sale of loans                                                (7,351)               (4,711)
 Gain on sale of securities available for sale                           (73)                 (431)
 Gain on sale of real estate held for sale and
    for development                                                      (78)                 (247)
  Loan fees deferred, net of amortization                              1,218                   568
  FHLB stock dividends                                                (1,671)               (1,124)
  Pooling accounting adjustment                                                             (1,146)
Cash provided (used) by changes in
    operating assets and liabilities:
    Interest receivable                                                1,317                  (424)
    Other assets                                                         412                   813
    Other liabilities                                                 (5,667)               (1,034)
                                                                   -------------------------------

Net cash provided by operating activities                          $   7,563             $   8,687

INVESTING ACTIVITIES

 Purchases of securities available for sale                         (770,888)             (567,477)
 Proceeds from maturing securities available for sale                301,820               224,174
 Proceeds from sale of securities available for sale                 261,597               229,828
 Proceeds from maturing securities held to maturity                      370                22,348
 Principal repayments on securities available for sale                78,528                35,184
 Principal repayments on securities held to maturity                  10,139                 4,893
 Proceeds from sale of loans                                         367,337               126,612
 Net increase in loans receivable                                   (293,433)             (187,872)
 Proceeds from sale of real estate held for sale
    and for development                                                4,367                 2,298
 Purchases of premises and equipment                                  (4,735)               (2,733)
 Purchases of FHLB stock                                              (1,863)               (7,102)
 Net decrease in federal funds sold                                    5,424                   543
 Cash paid for acquisition                                              (300)                 --
 Improvements capitalized to real estate held for sale
    and for development                                                 (794)                 (506)
                                                                   -------------------------------

Net cash used by investing activities                              $ (42,431)            $(119,810)


                                                                               Six months ended March 31,
DOLLARS IN THOUSANDS                                                          1999                    1998
------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES

  Net increase (decrease) in deposits                                            (42)                  9,217
  Net increase (decrease) in certificates of deposit                         (21,224)                 14,490
  Proceeds from FHLB advances, securities sold under
    agreements to repurchase, and other borrowings                           556,325               1,203,560
  Repayment of FHLB advances, securities sold under
    agreements to repurchase and other borrowings                           (539,285)             (1,243,786)
  Dividends paid                                                              (4,426)                 (3,061)
  Purchase and retirement of treasury stock                                   (6,489)                   --
  Issuance of common stock from exercise of stock options                      1,233                     334
                                                                         -----------------------------------

Net cash used by financing activities                                        (13,908)                (19,246)
                                                                         -----------------------------------

Net decrease in cash and cash equivalents                                    (48,776)               (130,369)

CASH AND CASH EQUIVALENTS
  Beginning of period                                                        181,422                 235,888
                                                                         -----------------------------------

  End of period                                                          $   132,646             $   105,519
                                                                         -----------------------------------
                                                                         -----------------------------------
  SUPPLEMENTAL DISCLOSURE OF
    CASH FLOW INFORMATION

  Cash paid during the quarter for:
    Interest                                                             $    49,235             $    50,932
    Income taxes                                                               7,214                   7,760
  Non-cash transaction
    Loans receivable transferred to real estate held for sale                  2,028                   2,079
    Securities held to maturity transferred to available
       for sale                                                                 --                     4,709

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
PERIOD ENDED MARCH 31, 1999

NOTE A BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of InterWest Bancorp, Inc. (InterWest Bancorp) and its wholly owned subsidiaries, (collectively InterWest). As of March 31, 1999, InterWest Bancorp's wholly owned subsidiaries were InterWest Bank, Pacific Northwest Bank and Kittitas Valley Bank, N.A. All material intercompany transactions and balances have been eliminated.

On January 15, 1998, InterWest Bancorp acquired Puget Sound Bancorp, Inc. (Puget) of Port Orchard, Washington, whose subsidiary bank was First National Bank of Port Orchard. On June 15, 1998, InterWest Bancorp acquired Pacific Northwest Bank (Pacific) of Seattle, Washington. On June 16, 1998, InterWest Bancorp acquired Pioneer Bancorp, Inc. (Pioneer) of Yakima, Washington, whose subsidiary bank was Pioneer National Bank. These acquisitions have been accounted for using the pooling-of-interests method. Accordingly, InterWest's consolidated financial statements have been restated to include the accounts and operations of Puget, Pacific and Pioneer as if the companies were combined for all periods presented.

On August 31, 1998, InterWest Bancorp completed the acquisition of Kittitas Valley Bancorp, Inc. and its banking subsidiary, Kittitas Valley Bank, N.A. of Ellensburg, Washington. This acquisition has been accounted for using the purchase method.

On October 15, 1998, First National Bank of Port Orchard was merged into Pacific Northwest Bank. On January 22, 1999, Pioneer National Bank was merged into Pacific Northwest Bank. Former Pioneer National Bank branch offices continue to operate under the Pioneer Bank name.

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

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim consolidated financial statements. The consolidated statements of operations for the three and six month periods ended March 31, 1999 and 1998 are not necessarily indicative of the operating results for the full year. For further information, refer to the consolidated financial statements and footnotes for the year ended September 30, 1998.

NOTE B  RECLASSIFICATIONS

Certain reclassifications have been made to prior financial statements to conform with current presentation. The effects of the reclassifications are not considered material.

NOTE C NET INCOME PER SHARE

The diluted weighted average shares outstanding during the three and six month periods ended March 31, 1999 and 1998 includes common stock equivalent shares outstanding using the treasury stock method. Common stock equivalents include shares issuable upon exercise of stock options. Unallocated shares relating to the debt leveraged money purchase employee stock ownership plan (ESOP) debt obligation are deducted in the calculation of weighted average shares outstanding.

The following table sets forth the computation of basic and diluted net income per share for the three and six months ended March 31, 1999 and 1998:

                                                                   Three months                              Six months
DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS      1999                1998                 1999                1998
---------------------------------------------------------------------------------------------------------------------------------

NUMERATOR:

Net income                                               $     7,363          $     5,553         $    14,731         $    11,962
                                                         ------------------------------------------------------------------------


DENOMINATOR:

Denominator for basic net income per share-
     Weighted average shares                              15,684,427           15,672,129          15,671,715          15,665,981

Effect of dilutive securities:
      Stock options                                          343,491              416,334             415,924             422,038
                                                         ------------------------------------------------------------------------
Denominator for diluted net income per share-
Weighted average shares assumed conversion
     of stock options                                     16,027,918           16,088,463          16,087,639          16,088,019
                                                         ------------------------------------------------------------------------
                                                         ------------------------------------------------------------------------
Basic net income per share                               $      0.47          $      0.35         $      0.94         $      0.76
                                                         ------------------------------------------------------------------------
                                                         ------------------------------------------------------------------------
Diluted net income per share                             $      0.46          $      0.35         $      0.92         $      0.74
                                                         ------------------------------------------------------------------------
                                                         ------------------------------------------------------------------------

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

The following table summarizes comprehensive income for the periods indicated:

                                              Three months ended March 31, Six months ended March 31,
DOLLARS IN THOUSANDS                         1999              1998              1999             1998
-------------------------------------------------------------------------------------------------------
Net income                                  $7,363            $5,553           $14,731          $11,962
                                            -----------------------------------------------------------
Other comprehensive income:
     Unrealized gain (loss) on
     securities available for sale          (4,355)             (280)           (7,009)             438
                                            -----------------------------------------------------------
Other comprehensive income
     before income taxes                    (4,355)             (280)           (7,009)             438
Income tax benefit (expense)
     on comprehensive income                 1,524                98             2,453             (153)
                                            -----------------------------------------------------------
Other comprehensive income
     after income taxes                     (2,831)             (182)           (4,556)             285
                                            -----------------------------------------------------------
Total comprehensive income                  $4,532            $5,371           $10,175          $12,247
                                            -----------------------------------------------------------
                                            -----------------------------------------------------------

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

NOTE E SHAREHOLDERS' EQUITY

On January 20, 1999, the Board of Directors authorized the purchase of up to 5 percent of InterWest Bancorp's outstanding shares of common stock in the open market over the next twelve months. During the three months ended March 31, 1999, 284,500 shares (1.8 percent of the total outstanding) were repurchased at a total cost of $6,489,000.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

The following discussion is provided for the consolidated financial condition and results of operations of InterWest Bancorp, Inc. (InterWest Bancorp), which includes its wholly owned subsidiaries (collectively InterWest). As of March 31, 1999, InterWest Bancorp's wholly owned subsidiaries were InterWest Bank, Pacific Northwest Bank and Kittitas Valley Bank, N.A. The purpose of this discussion is to focus on significant factors concerning InterWest's financial condition and results of operations.



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

On June 16, 1998, InterWest Bancorp acquired Pioneer Bancorp, Inc. (Pioneer), of Yakima, Washington, the holding company of Pioneer National Bank. Under the terms of this transaction, Pioneer merged into InterWest Bancorp, and Pioneer National Bank became a subsidiary of InterWest Bancorp. Pioneer National Bank operated five branch offices in central Washington. At the acquisition date, Pioneer had total consolidated assets of $108.4 million, including total loans receivable of $63.4 million, total deposits of $87.2 million, and shareholders' equity of $9.3 million. Each share of Pioneer common stock was exchanged for
2.01 shares of InterWest Bancorp common stock.

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

InterWest Bancorp has completed two internal mergers during the current fiscal year to create cost savings and operating efficiencies. On October 15, 1998, First National Bank of Port Orchard was merged into Pacific Northwest Bank. On January 22, 1999, Pioneer National Bank was merged into Pacific Northwest Bank. Former Pioneer National Bank branch offices continue to operate under the Pioneer Bank name.

The following table summarizes pertinent information related to the completed mergers:

Acquisition                                                   Total Assets At Merger Date        Common Shares
Date                       Institution                        (dollars in thousands)                  Issued
--------------------------------------------------------------------------------------------------------------
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
August 31, 1998            Kittitas Valley Bancorp, Inc.               47,441                         229,831*

* Additionally, $6.4 million in cash was paid to Kittitas shareholders.

A source of future growth may be through acquisitions. InterWest believes that many other financial institutions are considering selling their institutions for a variety of reasons, including lack of shareholder liquidity, management succession issues, technology challenges, increasing competition and potential changes with respect to the method of accounting used for mergers and acquisitions. InterWest actively reviews proposals for various acquisition opportunities. InterWest has established a due diligence review process to evaluate potential acquisitions and has established parameters for potential acquisitions relating to market factors, financial performance and certain nonfinancial factors. Successful completion of acquisitions by InterWest depends on several factors such as the availability of suitable acquisition candidates, necessary regulatory and shareholder approval and compliance with applicable capital requirements. No assurance can be made that acquisition activity will continue in the future.

Today InterWest conducts its business through 54 full-service branch offices in western and central Washington State. These offices are located in towns, small cities, suburbs and metropolitan markets. Investments are available through InterWest Financial Services, Inc., a wholly owned subsidiary of InterWest Bank and insurance products are available through InterWest Insurance Agency, Inc., a majority-owned subsidiary of InterWest Bank.

RESULTS OF OPERATIONS

Net income was $7.4 million for the three months ended March 31, 1999, compared to $5.6 million for the three months ended March 31, 1998. Basic and diluted net income per share were $0.47 and $0.46, respectively for the three months ended March 31, 1999, compared to $0.35 and $0.35, respectively for the three months ended March 31, 1998. Return on average shareholders' equity was
16.89 percent for the three months ended March 31, 1999, compared to 13.34 percent for the three months ended March 31, 1998.

Net income was $14.7 million for the six months ended March 31, 1999, compared to $12.0 million for the six months ended March 31, 1998. Basic and diluted net income per share were $0.94 and $0.92, respectively for the six months ended March 31, 1999 compared to $0.76 and $0.74, respectively for the six months ended March 31, 1998. Return on average shareholders' equity was 16.89 percent for the six months ended March 31, 1999, compared to 14.59 percent for the six months ended March 31, 1998.

The increase from the six month period one year ago was due to an increase in mortgage banking and the resulting increase in the gain on sale of loans of $2.6 million and an increase in net interest income before the provision for losses on loans of $3.1 million. These increases were partially offset by an increase in noninterest expense of $1.7 million.

The results of operations for the three and six months ended March 31, 1998 were impacted by nonrecurring merger related charges associated with the acquisition of Puget on January 15, 1998 which totaled $1,045,000, net of tax.

The following table summarizes net income, net income per share and key financial ratios before and after nonrecurring merger related expenses:

                                                         Three months ended March 31,             Six months ended March 31,
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS            1999                1998               1999                   1998
------------------------------------------------------------------------------------------------------------------------------
BEFORE MERGER RELATED EXPENSES:

     Net income                                      $    7,363           $    6,598           $   14,731           $   13,007
                                                     -------------------------------------------------------------------------
                                                     -------------------------------------------------------------------------
     Basic net income per share                      $     0.47           $     0.42           $     0.94           $     0.83
                                                     -------------------------------------------------------------------------
                                                     -------------------------------------------------------------------------
     Diluted net income per share                    $     0.46           $     0.41           $     0.92           $     0.81
                                                     -------------------------------------------------------------------------
                                                     -------------------------------------------------------------------------
     Efficiency ratio                                     58.78%               59.76%               58.88%               59.75%

     Return on average shareholders' equity               16.89%               15.85%               16.89%               15.86%

     Return on average assets                              1.18%                1.14%                1.19%                1.11%

AFTER MERGER RELATED EXPENSES:

     Net income                                      $    7,363           $    5,553           $   14,731           $   11,962
                                                     -------------------------------------------------------------------------
                                                     -------------------------------------------------------------------------

     Basic net income per share                      $     0.47           $     0.35           $     0.94           $     0.76
                                                     -------------------------------------------------------------------------
                                                     -------------------------------------------------------------------------
     Diluted net income per share                    $     0.46           $     0.35           $     0.92           $     0.74
                                                     -------------------------------------------------------------------------
                                                     -------------------------------------------------------------------------
     Efficiency ratio                                     58.78%               64.74%               58.88%               62.29%

     Return on average shareholders' equity               16.89%               13.34%               16.89%               14.59%

     Return on average assets                              1.18%                0.96%                1.19%                1.02%


NET INTEREST INCOME | InterWest's net income is significantly affected by changes in net interest income, which is the difference between interest income received on loans receivable and other interest-earning assets and interest paid on deposits and borrowings. InterWest's operations are sensitive to changes in interest rates and the resulting impact on net interest income.

Net interest income before provision for losses on loans increased to $21.0 million for the three months ended March 31, 1999, compared to $19.5 million for the three months ended March 31, 1998. Net interest income before provision for losses on loans increased to $41.6 million for the six months ended March 31, 1999, compared to $38.5 million for the six months ended March 31, 1998. The increase in net interest income is due to an increase in interest-earning assets and an increase in net interest margin.

Despite decreasing yields and increased competition, InterWest's net interest margin increased for the second consecutive quarter to 3.60 percent for the quarter ended March 31, 1999, compared to 3.58 percent for the three months ended December 31, 1998 and 3.51 percent for the quarter ended September 30, 1998. InterWest's net interest margin was 3.59 percent for the six months ended March 31, 1999, an increase from 3.50 percent for the six months ended March 31, 1998. Several factors have influenced the increase in net interest margin.

The primary reason for the increase in net interest margin was a reduction in the cost of funds. The cost of funds decreased due to changes in the composition of the deposit base, deposit product pricing initiatives and a decrease in the cost of borrowed funds from the Federal Home Loan Bank. The deposit base changed with increases in non-interest bearing and interest-bearing transaction deposits and a decrease in certificates of deposit. During fiscal year 1999, management has implemented several deposit pricing initiatives in response to market conditions. During the six months ended March 31, 1999 a significant amount of borrowed funds matured and new funds were borrowed at lower interest rates.

The decrease in the cost of funds was partially offset by a decrease in the yield earned on loans, securities and other interest-earning assets. The primary reason for the decrease in the yields earned was the continued flattening of the yield curve. InterWest has continued to change the composition of the loan portfolio and offset the impact of the flat yield curve through mortgage banking activities to sell lower yielding single-family mortgage loans and increased emphasis on higher yielding commercial lending.

Interest income for the three months ended March 31, 1999 was $44.7 million compared to $44.2 million for the three months ended March 31, 1998. Interest income for the six months ended March 31, 1999 was $89.7 million compared to $89.1 million for the six months ended March 31, 1998. The increase is due to growth in interest-earning assets, which is partially offset by a decrease in the yield earned on those assets. The yield on interest-earning assets decreased to 7.66 percent for the three months ended March 31, 1999, compared to 8.12 percent for the three months ended March 31, 1998. The yield on interest-earning assets was 7.74 percent for the six months ended March 31, 1999, compared to
8.11 percent for the six months ended March 31, 1998.

Interest expense for the three months ended March 31, 1999 was $23.7 million, a decrease from $24.7 million for the three months ended March 31, 1998. Interest expense decreased to $48.1 million for the six months ended March 31, 1999 compared to $50.6 million for the six months ended March 31, 1998. This is due to a decrease in the cost of funds from the prior year, which is partially offset by an increase in interest-bearing liabilities. The cost of funds was
4.11 percent for the three months ended March 31, 1999, compared to 4.63 percent for the three months ended March 31, 1998. The cost of funds was 4.22 percent for the six months ended March 31, 1999, a decrease from 4.70 percent for the six months ended March 31, 1998.

AVERAGE RATES AND BALANCES | The following table indicates the average balance and average interest rates earned or paid, interest rate spread and net interest margin for the three months ended March 31:

                                                        1999                                  1998
                                          -----------------------------------------------------------------
                                            Average                                Average
DOLLARS IN THOUSANDS                        Balance             Rate               Balance             Rate

Loans receivable and loans
   held for sale                          $ 1,442,420           8.79%             $1,393,536           9.09%
Securities available for sale,
   securities held to maturity and
   other interest-earning assets              890,839           5.82%                784,672           6.38%

Total interest-earnings assets              2,333,259           7.66%              2,178,208           8.12%
                                          ------------------------------------------------------------------

Deposits                                    1,534,843           3.52%              1,446,768           4.14%
FHLB advances, securities
   sold under agreements
   to repurchase and                          765,669           5.31%                685,552           5.66%
   other borrowings

Total interest-bearing liabilities          2,300,512           4.11%              2,132,320           4.63%
                                          ------------------------------------------------------------------

Net interest spread                      $     32,747           3.55%                $45,888           3.49%
                                          ------------------------------------------------------------------
                                          ------------------------------------------------------------------
Net interest margin                                             3.60%                                  3.59%
                                                                -----                                  -----
                                                                -----                                  -----

The following table indicates the average balance and average interest rates earned or paid, interest rate spread and net interest margin for the six months ended March 31:

                                                       1999                                  1998
                                          ------------------------------------------------------------------
                                            Average                                Average
DOLLARS IN THOUSANDS                        Balance             Rate               Balance             Rate

Loans receivable and loans
   held for sale                          $ 1,431,880           8.86%             $1,380,686           9.07%
Securities available for sale,
   securities held to maturity and
   other interest-earning assets              885,474           5.93%                816,727           6.49%

Total interest-earnings assets              2,317,354           7.74%              2,197,413           8.11%
                                          ------------------------------------------------------------------

Deposits                                    1,543,378           3.65%              1,448,058           4.19%
FHLB advances, securities
   sold under agreements
   to repurchase and                          737,940           5.42%                706,826           5.73%
   other borrowings

Total interest-bearing liabilities          2,281,318           4.22%              2,154,884           4.70%
                                          ------------------------------------------------------------------

Net interest spread                      $     36,036           3.52%                $42,529           3.41%
                                          ------------------------------------------------------------------
                                          ------------------------------------------------------------------

Net interest margin                                             3.59%                                 3.50%
                                                                -----                                 -----
                                                                -----                                 -----

The following table provides information on changes in net interest income for the periods which are attributable to changes in interest rates and changes in volume:

                                          Three months March 31, 1999 vs 1998        Six months March 31, 1999 vs 1998
                                                  Increase (Decrease)                       Increase (Decrease)
                                                   Due to changes in                         Due to changes in
DOLLARS IN THOUSANDS                       Rate         Volume        Total          Rate         Volume          Total
-----------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS

Loans receivable and
   loans held for sale                   $(1,084)       $1,092       $     8        $(1,436)       $2,289       $   853

Securities available for
   sale, securities held
   to maturity and other
   interest-earning assets                (1,149)        1,603           454         (2,347)        2,135          (212)
                                         -------------------------------------------------------------------------------

Total net change in income
   on interest-earning assets             (2,233)        2,695           462         (3,783)        4,424           641
                                         -------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES

Deposits                                  (2,325)          871        (1,454)        (4,113)        1,912        (2,201)

FHLB advances, securities
   sold under agreement to
   repurchase and other
   borrowings                               (634)        1,088           454         (1,125)          869          (256)
                                         -------------------------------------------------------------------------------

Total net change in expense
   on interest-bearing liabilities        (2,959)        1,959        (1,000)        (5,238)        2,781        (2,457)
                                         -------------------------------------------------------------------------------

Net change in net
   interest income                       $   726        $  736       $ 1,462        $ 1,455        $1,643       $ 3,098
                                         -------------------------------------------------------------------------------
                                         -------------------------------------------------------------------------------

PROVISION FOR LOSSES ON LOANS | The provision for losses on loans was $0.5 million for the three months ended March 31, 1999, compared to $0.6 million for the three months ended March 31, 1998. The provision for losses on loans was $1.0 million for the six months ended March 31, 1999, an increase from $0.8 million for the six months ended March 31, 1998. The provision for losses on loans for the three and six months ended March 31, 1998 included a $0.1 million merger-related provision.

NON-INTEREST INCOME | Noninterest income was $7.6 million for the three months ended March 31, 1999, an increase from $6.6 million for the three months ended March 31, 1998. Noninterest income was $15.4 million for the six months ended March 31, 1999, compared to $12.7 million for the six months ended March 31, 1998. The increase in noninterest income from the three and six months ended March 31, 1998 was primarily due to increases in mortgage banking and the resulting gains on the sale of loans. The increase in mortgage banking activities was due to the decrease in long-term interest rates as well as the overall strategy of changing the composition of the loan portfolio with less reliance on single-family residential mortgages and a greater emphasis on commercial lending. During 1998 and 1999, the low interest rate environment resulted in increased fixed-rate single-family residential mortgage loan originations. Currently, it is InterWest's strategy to securitize and sell fixed-rate single-family mortgage loans on the secondary market while retaining the right to service the loans. Changes in interest rates can significantly affect the volume of single family loan originations and refinances which could impact InterWest's mortgage banking revenue. InterWest will continue to focus on commercial banking to increase net interest income and service fee revenue while reducing the reliance on mortgage banking revenue. The current level of the mortgage loan pipeline and recent trends in interest rates indicate the level of mortgage loan refinances may decline during the remainder of fiscal year 1999.

Service fees were $2.8 million for the three months ended March 31, 1999 compared to $2.7 million for the three months ended March 31, 1998. Service fees were $5.5 million for the six months ended March 31, 1999 compared to $5.3 million for the six months ended March 31, 1998. Service fees decreased as a result of the closing of the Cornerstone Home Loan Center Division of InterWest Bank during the early part of fiscal year 1999. The decrease in service fees from the Cornerstone Home Loan Center was offset by an increase in service fees resulting from the growth in transaction deposit accounts and commercial banking services. The acquisition of Kittitas Valley Bank, N.A. also increased service fees.

NON-INTEREST EXPENSE | Noninterest expense was $16.8 million for the three months ended March 31, 1999 compared to $15.6 million (excluding merger-related charges of $1.3 million) for the three months ended March 31, 1998. Noninterest expense was $33.6 million for the six months ended March 31, 1999, compared to $30.6 million (excluding merger-related charges of $1.3 million) for the six months ended March 31, 1998. The operating efficiency ratio was 58.9 percent for the six months ended March 31, 1999, compared to 59.8 percent for the six months ended March 31, 1998. The increase in noninterest expense for the three and six months ended March 31, 1999 compared to the three and six months ended March 31, 1998 was due to the activities to develop the resources and infrastructure for commercial banking growth and the acquisition of Kittitas Valley Bank, N.A.

Compensation and employee benefits were $9.5 million for the three months ended March 31, 1999 compared to $7.9 million for the three months ended March 31, 1998. Compensation and employee benefits were $18.7 million for the six months ended March 31, 1999, an increase from $15.7 million for the six months ended March 31, 1998. The increase from the respective periods one year ago was primarily due to the focus on commercial banking growth and the acquisition of Kittitas Valley Bank, N.A. Compensation expense also increased due to higher lending volumes and transaction deposit growth, which increased compensation resulting from variable compensation plans.

FEDERAL INCOME TAX | Income tax expense was $3.9 million for the three months ended March 31, 1999 compared to $3.1 million for the three months ended March 31, 1998. Income tax expense was $7.7 million for the six months ended March 31, 1999, compared to $6.5 million for the six months ended March 31, 1998. The effective tax rates were 34.4 percent for the six months ended March 31, 1999, compared to 35.1 percent for the six months ended March 31, 1998. The lower effective tax rate for 1999 is due to certain merger related charges incurred during 1998 that were not deductible for federal income tax purposes.

REVIEW OF FINANCIAL CONDITION

InterWest's total consolidated assets were $2.436 billion as of March 31, 1999, compared to $2.448 billion as of September 30, 1998.

SECURITIES | As of March 31, 1999, InterWest had $696.6 million of securities available for sale, compared to $574.3 million as of September 30, 1998. Securities held to maturity have decreased to $76.6 million as of March 31, 1999, compared to $87.3 million as of September 30, 1998. The overall increase in securities reflects the investment of proceeds from the sale of single-family residential mortgage loans. As of March 31, 1999, 90 percent of InterWest securities were classified as available for sale, an increase from 87 percent as of

September 30, 1998. Management believes that a high percentage of securities classified as available for sale provides greater flexibility to respond to interest rate changes and liquidity needs to fund loan growth.

InterWest maintains liquidity in accordance with an internal liquidity policy. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives, management's judgment as to the attractiveness of the yields then available in relation to other opportunities and management's expectation of the level of yield that will be available in the future. Management's projections as to the short term demand for funds to be used for loan originations and other activities can also impact liquidity levels.

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

LOANS RECEIVABLE AND LOANS HELD FOR SALE | Loans receivable were $1.22 billion as of March 31, 1999, compared to $1.36 billion as of September 30, 1998. During the six months ended March 31, 1999 the principal balances outstanding of commercial real estate, real estate construction, commercial and agricultural loans increased. These increases were offset by a decrease in single-family residential mortgage loans outstanding.

The principal lending activity of InterWest Bank has historically been the origination of single-family residential mortgage loans and, to a lesser extent, loans secured by income property, consumer loans, commercial loans and agricultural loans. Pacific Northwest Bank and Kittitas Valley Bank, N.A. have loan portfolios that have a greater percentage of commercial loans than InterWest Bank.

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

The commercial loan portfolio totaled $240.0 million as of March 31, 1999, an increase of $22.5 million from September 30, 1998, representing an annualized growth rate of 21 percent. As of March 31, 1999, outstanding commercial loans represent 17.1 percent of total gross loans compared to 14.8 percent as of September 30, 1998. Commercial real estate mortgage loans totaled $291.2 million as of March 31, 1999, an increase of $33.3 million from September 30, 1998, representing an annualized growth rate of 26 percent. Real estate construction loans outstanding totaled $196.3 million as of March 31, 1999, an increase of $14.3 million from September 30, 1998, representing an annualized growth rate of 16 percent. Single-family residential mortgage loans totaled $478.6 million as of March 31, 1999, a decrease of $148.6 million from September 30, 1998. This decrease is due to mortgage banking activities and the increased emphasis on commercial lending. During the six months ended March 31, 1999, InterWest securitized and sold $332.7 million of single-family residential mortgage loans on the secondary market.

Loans held for sale were $154.8 million as of March 31, 1999 compared to $93.1 million as of September 30, 1998. Loans held for sale are generally single-family mortgage loans and loans originated under a Small Business Administration program. The loans are typically sold to FHLMC and other financial institutions. In connection with most of these sales, InterWest retains the right to service the loans, for which it generally receives a fee based on the difference between the rate paid to the investor and that collected from the borrower. InterWest capitalizes loan servicing rights either through the purchase or origination of mortgage loans that are subsequently sold or securitized with the servicing rights retained. Loan servicing rights are included in intangible assets and are amortized as an offset to service fees in proportion to and over the period of servicing income, not exceeding 15 years.

The following table sets forth the composition of InterWest's loan portfolio by type as of the dates indicated:

DOLLARS IN THOUSANDS                            March 31, 1999           September 30, 1998
-------------------------------------------------------------------------------------------
Real estate mortgage loans
   Single-family residential                          $478,600                    $627,191
   Multi-family residential                             61,311                      62,948
   Commercial                                          291,167                     257,906
Real estate construction                               196,334                     182,020
Consumer loans                                          82,484                      81,386
Commercial loans                                       240,000                     217,546
Agricultural loans                                      49,753                      45,637
                                                    --------------------------------------
                                                     1,399,649                   1,474,634
Less:
      Loans held for sale                              154,752                      93,125
      Allowance for losses on loans                     13,506                      13,224
      Deferred loan fees and discounts                   7,480                       9,235
                                                    ----------                  ----------
                                                    $1,223,911                  $1,359,050
                                                    ----------                  ----------
                                                    ----------                  ----------

Interest is accrued on loans receivable until the loan is 90 days delinquent or management doubts the collectibility of the loan or the unpaid interest, at which time InterWest establishes a reserve for any accrued interest. All loans on which interest is not being accrued are referred to as nonaccrual loans. As of March 31, 1999, non-accrual loans totaled $8.1 million, a decrease from $8.2 million as of September 30, 1998. Total non-performing assets, including non-accrual loans and real estate owned through foreclosure, decreased to $14.2 million or 0.58 percent of total assets as of March 31, 1999, compared to $15.8 million or 0.64 percent of total assets as of September 30, 1998. The following table summarizes non-performing assets as of March 31, 1999 and September 30, 1998:

DOLLARS IN THOUSANDS                              March 31, 1999         September 30, 1998
-------------------------------------------------------------------------------------------
NONACCRUAL LOANS

Real estate mortgage loans
    Single-family residential                        $4,585                     $5,036
    Multi-family residential                            176                         --
    Commercial                                          305                        557
Real estate construction                                583                        634
Consumer loans                                          582                        174
Commercial loans                                      1,531                      1,682
Agricultural loans                                      354                        127
                                                    ----------------------------------

    Total nonaccrual loans                            8,116                      8,210

REAL ESTATE OWNED THROUGH FORECLOSURE

Total real estate owned through foreclosure           6,091                      7,553
                                                    ----------------------------------

Total non-performing assets                         $14,207                    $15,763
                                                    ----------------------------------
                                                    ----------------------------------

ALLOWANCE FOR LOSSES ON LOANS | The allowance for losses on loans was $13.5 million or 1.09 percent of total loans receivable as of March 31, 1999 compared to $13.2 million or 0.96 percent of total loans receivable as of September 30, 1998. Net loan charge-offs were $716,000 or 0.05 percent of the average balance of loans outstanding for the six months ended March 31, 1999.

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

The following tables summarize the activity in allowance for losses on loans during the three and six months ended March 31:

                                                      Three months                Six months
DOLLARS IN THOUSANDS                              1999           1998           1999       1998
-------------------------------------------------------------------------------------------------
Balance at beginning of period                  $13,527        $11,009         $13,224    $11,104

Provision for losses on loans                       500            571             998        846

Pooling accounting adjustment                        --             --              --        (75)

Recoveries                                          140             79             263        195

Charge-offs                                        (661)          (212)           (979)      (623)
                                                --------------------------------------------------

Balance at end of period                        $13,506        $11,447         $13,506    $11,447
                                                --------------------------------------------------
                                                --------------------------------------------------


INTANGIBLE ASSETS | Intangible assets arising from acquisitions represent the excess of purchase price over estimated fair value of net assets acquired. InterWest periodically evaluates these intangible assets for impairment.

Loan servicing rights are capitalized when acquired either through the purchase or origination of loans that are subsequently sold or securitized with the servicing rights retained. InterWest evaluates loan servicing rights for impairment based on the fair value of those rights on a periodic basis, using a valuation model that incorporates estimated future servicing income, discount rates, prepayment speeds and loan servicing costs. Loan servicing rights are included in intangible assets and are amortized as an offset to service fees in proportion to and over the period of estimated net servicing income.

Intangible assets are amortized using the straight-line and accelerated methods over periods not exceeding twenty years.

Intangible assets consisted of the following as of March 31, 1999 and September 30, 1998:

DOLLARS IN THOUSANDS                                           March 31, 1999           September 30, 1998
----------------------------------------------------------------------------------------------------------
Goodwill                                                              $ 9,431                     $ 9,344
Core Deposit Intangible                                                   904                         992
Loan Servicing Intangibles                                              5,250                       3,690
                                                                    -------------------------------------
                                                                      $15,585                     $14,026
                                                                      -------                     -------
                                                                      -------                     -------

The change in the loan servicing intangible for the six months ended March 31, 1999 and the year ended September 30, 1998 is summarized as follows:

                                                               Six months ended               Year ended
DOLLARS IN THOUSANDS                                           March 31, 1999              September 30, 1998
-------------------------------------------------------------------------------------------------------------
Balance, beginning of period                                          $ 3,690                     $ 1,983
Additions                                                               2,637                       2,490
Less amortization and write-downs                                      (1,077)                       (783)
                                                                   ---------------------------------------
                                                                      $ 5,250                     $ 3,690
                                                                      -------                     -------
                                                                      -------                     -------


DEPOSITS | Noninterest bearing deposits increased to $181.8 million as of March 31, 1999 from $178.6 million as of September 30, 1998. Noninterest bearing deposits represented 11.8 percent of total deposits as of March 31, 1999, an increase from 11.4 percent as of September 30, 1998. Interest bearing transaction accounts (which includes interest-bearing checking, money market and savings accounts) totaled $536.0 million as of March 31, 1999 compared to $539.2 million as of September 30, 1998. Interest bearing transaction accounts represented 34.7 percent of total deposits as of March 31, 1999, an increase from 34.5 percent as of September 30, 1998.

Certificates of deposit decreased to $825.8 million as of March 31, 1999 compared to $847.0 million as of September 30, 1998. Certificates of deposit represented 53.5 percent of total deposits as of March 31, 1999, which is a decrease from 54.1 percent as of September 30, 1998.

Management is continuing to pursue initiatives to increase the percentage of noninterest bearing deposits and interest bearing transaction deposits relative to certificates of deposit. These initiatives include variable compensation plans, product development and advertising campaigns. This activity should increase net interest income, service fee revenue and customer growth and retention. As of March 31, 1999, 46.5 percent of InterWest's deposits were transaction accounts, which is an increase from 45.9 percent as of September 30, 1998.

The following table sets forth the balances of deposits in the various types of accounts as of March 31, 1999 and September 30, 1998:

DOLLARS IN THOUSANDS                       March 31, 1999               September 30, 1998
------------------------------------------------------------------------------------------
Non-interest bearing deposits               $181,774                         $178,625
Interest-bearing checking accounts           166,796                          162,051
Money market accounts                        261,811                          267,953
Savings accounts                             107,354                          109,148
Certificates                                 825,824                          847,048
                                             -------                          -------

Total                                     $1,543,559                       $1,564,825
                                          ----------                       ----------
                                          ----------                       ----------

FHLB ADVANCES, SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS | InterWest borrows through advances from the Federal Home Loan Bank
(FHLB) and securities sold under agreements to repurchase. InterWest had $562.1 million outstanding in FHLB advances as of March 31, 1999, compared to $546.0 million as of September 30, 1998.

The FHLB provides credit for member financial institutions. As members, banks are required to own capital stock in the FHLB, and are authorized to apply for advances on the security of such stock, certain home mortgages and other assets (principally securities that are obligations of, or guaranteed by, the United States). Advances are made to members pursuant to several different programs. These programs are generally designed to meet the institution's need while still reflecting market terms and conditions. InterWest relies upon advances from the FHLB to supplement its supply of lendable funds, provide funds to purchase securities and to meet liquidity guidelines. The rates on these advances vary from time to time in response to general economic conditions.

InterWest uses the securities market as a vehicle for borrowing by utilizing its securities available for sale and securities held to maturity as collateral. As of March 31, 1999, InterWest had $128.7 million outstanding in securities sold under agreements to repurchase, compared to $128.6 million as of September 30, 1998.

SHAREHOLDERS' EQUITY | InterWest Bancorp is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. InterWest manages various capital levels at both the holding company and subsidiary bank level to maintain appropriate capital ratios and levels in accordance with external regulations and capital guidelines established by the Board of Directors of each institution.

Like many other companies, including financial institutions, the Board of Directors of InterWest Bancorp believes that InterWest Bancorp common stock may be undervalued and represents a good investment opportunity. On January 20, 1999, the Board of Directors of InterWest Bancorp authorized the purchase of up to 5 percent of InterWest Bancorp's common stock in the open market over the next twelve months. During the quarter ended March 31, 1999, InterWest Bancorp purchased 284,500 shares, or 1.8 percent of the total number of shares outstanding, at a total price of $6.5 million.

InterWest's total shareholders equity was $172.2 million as of March 31, 1999, an increase of $0.5 million from $171.7 million as of September 30, 1998. The increase in shareholders' equity is due to net income offset by common stock repurchases, dividends to shareholders and the increase in the net unrealized loss on securities available for sale. Book value per share increased to $11.03 as of March 31, 1999, compared to $10.97 as of September 30, 1998. During the six months ended March 31, 1999, InterWest Bancorp declared cash dividends totaling $0.28 per share, an increase from $0.25 per share for the six months ended March 31, 1998.

SUPERVISION AND REGULATION

InterWest Bancorp is a registered bank holding company under the Bank Holding Company Act of 1956 (BHCA) and is subject to the supervision of, and regulation by, the Board of Governors of the Federal Reserve System (FRB). Under the BHCA, InterWest Bancorp files with the FRB annual reports of operations and such additional information as the FRB may require. Under the BHCA, a bank holding company may engage in banking, managing or controlling banks, furnishing or performing services for banks it controls, and conducting activities that the FRB has determined to be closely related to banking.

The subsidiary banks are members of the Federal Deposit Insurance Corporation
(FDIC), and as such, are subject to examination thereby. Kittitas Valley Bank N.A. is a national banking association which is subject to regulation and supervision by the Office of the Comptroller of Currency. InterWest Bank is a state-chartered savings bank, and Pacific Northwest Bank is a state-chartered commercial bank, both of which are subject to regulation and supervision by the Washington Department of Financial

Institutions Division of Banks. In practice, the primary regulator makes regular examinations of each subsidiary bank subject to its regulatory review or participates in joint examinations with other regulators. Areas subject to regulation by federal or state authorities include the allowance for losses on loans, investments, loans, mergers, issuance of securities, payment of dividends, establishment of branches and other aspects of operations.

The enforcement powers available to banking regulators are substantial and include, among other things, the ability to assess civil monetary penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, enforcement actions must be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions, or inactions, may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. Applicable law also requires public disclosure of final enforcement actions.

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

The regulations define the relevant capital levels for the five categories. In general terms, the capital definitions are as follows:

                                            Total Capital     Tier 1            Tier 1
                                            (to Risk          (to Risk          (to Average
                                            Weighted Assets)  Weighted Assets)  Assets)
                                            ----------------  ----------------  -------
Well capitalized                            10%               6%                5%
Adequately capitalized                      8%                4%                4%
Undercapitalized                            Below 8%          Below 4%          Below 4%
Significantly undercapitalized              Below 6%          Below 3%          Below 3%
Critically undercapitalized                 --                --                2% or less


InterWest Bancorp is subject to risk-based capital guidelines issued by the FRB which establish a risk-adjusted ratio relating capital to different categories of assets. InterWest Bancorp's Tier I capital is composed of shareholders' equity less certain intangibles, and excludes the equity impact of adjusting securities available for sale to fair value. Total capital is Tier I capital and the allowance for losses on loans. The FRB's risk-based capital rules have been supplemented by a leverage capital ratio, defined as Tier I capital to adjusted quarterly average total assets. As of March 31, 1999, under the FRB's capital guidelines, InterWest Bancorp's levels of consolidated regulatory capital exceed the FRB's minimum requirements.

The capital amounts and ratios for InterWest Bancorp, InterWest Bank and Pacific Northwest Bank as of March 31, 1999 are presented in the following table:

                                                                                                To Be Well
                                                                                             Capitalized Under
                                                                     For Capital             Prompt Corrective
                                              Amount               Adequacy Purposes         Action Provisions
                                        ------------------------------------------------------------------------
DOLLARS IN THOUSANDS                    Amount       Ratio         Amount         Ratio     Amount         Ratio
----------------------------------------------------------------------------------------------------------------
INTERWEST BANCORP:
Total Capital
      (to Risk Weighted Assets)       $180,058       11.18%       $128,852         8.0%     $161,065        10.0%
Tier I Capital
      (to Risk Weighted Assets)        166,552       10.34%         64,426         4.0%       96,639         6.0%
Tier I Capital
      (to Average Assets)              166,552        6.70%         74,620         3.0%      124,367         5.0%

INTERWEST BANK:
Total Capital
      (to Risk Weighted Assets)       $141,522       11.21%       $100,953         8.0%     $126,191        10.0%
Tier I Capital
      (to Risk Weighted Assets)        132,200       10.48%         50,297         4.0%       75,715         6.0%
Tier I Capital
      (to Average Assets)              132,200        6.39%         82,699         4.0%      103,374         5.0%

PACIFIC NORTHWEST BANK:
Total Capital
      (to Risk Weighted Assets)       $ 36,122       11.36%       $ 25,435         8.0%     $ 31,793        10.0%
Tier I Capital
      (to Risk Weighted Assets)         32,276       10.15%         12,717         4.0%       19,076         6.0%
Tier I Capital
      (to Average Assets)               32,276        8.51%         15,176         4.0%       18,970         5.0%


As of March 31, 1999, all subsidiary banks were in compliance with the well-capitalized capital requirements. Management believes that under the current regulations the subsidiary banks will continue to meet minimum capital requirements in the foreseeable future. However, events beyond the control of the subsidiary banks, such as a downturn in the economy in areas where the subsidiary banks have most of their loans, could adversely affect future earnings and, consequently, the ability of the subsidiary banks to meet future minimum capital requirements.

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

The analysis of liquidity also includes a review of InterWest's consolidated statement of cash flows for the six months ended March 31, 1999. The consolidated statement of cash flows details InterWest's operating, investing and financing activities during the period. The most significant item under operating activities was net income of $14.7 million for the six months ended March 31, 1999. Investing activities included proceeds from the sale of securities available for sale of $301.8 million, security maturities totaling $261.6 million and purchases of securities available for sale of $770.9 million. Investing activities also included $293.4 million in loan originations, net of principal repayments and $367.3 million of proceeds from the sale of loans. During the period, financing activities included $17.0 million in borrowing proceeds, net of borrowing repayments, a $21.2 million decrease in certificates of deposit, $6.5 million in treasury stock purchases and a total of $4.4 million paid in cash dividends to shareholders.

YEAR 2000

InterWest has undertaken efforts to address the Year 2000 computer problem. Many existing computer programs are not able to recognize the year 2000, since most programs and systems were designed to store calendar years in the 1900s by assuming the "19" and storing only the last two digits of the year. The problem is especially important to financial institutions since many transactions, such as interest accruals and payments, are date sensitive, and because InterWest interacts with numerous customers, vendors and third party service providers who must also address the year 2000 issue. The problem is not limited to computer systems. Year 2000 issues will potentially affect every system that has an embedded microchip, such as automated teller machines, elevators and vaults. If not properly addressed, the century date change could potentially cause the production of erroneous data, miscalculations, system failures and other operational problems.

INTERWEST'S STATE OF READINESS/ InterWest has been and will continue to be committed to addressing these Year 2000 issues in a prompt and responsible manner, and has dedicated the resources to do so. Management has completed an assessment of its automated systems and has implemented a program consistent with applicable regulatory guidelines, to complete all steps necessary to resolve identified issues. InterWest's process has included several phases, including project management, assessment, testing, remediation and implementation.

PROJECT MANAGEMENT. Each subsidiary bank has implemented a process to address Year 2000 compliance matters. This process includes a project manager, senior management and departmental representatives. There are periodic meetings with senior management of each subsidiary bank to discuss the process, assign tasks, determine priorities and monitor progress. Periodic reports of testing results and progress are provided to each subsidiary banks' Board of Directors on the status of the Year 2000 project. Additionally, the subsidiary banks regularly report to InterWest Bancorp management and to the InterWest Bancorp Board of Directors.

ASSESSMENT. InterWest's mission-critical systems and secondary systems have been identified. InterWest's primary software vendors were also assessed during this phase, and vendors who provide support for mission-critical systems have been contacted and a substantial portion of testing has been completed. InterWest will continue to monitor and work with these vendors for the remainder of 1999. Additionally, InterWest has been working with significant borrowers to assess the extent to which they may be affected by Year 2000 issues.

TESTING. Updating and testing of InterWest's mission-critical systems and secondary systems has been substantially completed. Based on the results of initial testing, InterWest has been able to identify internal computer systems that are non-compliant and further remediation and testing will continue during 1999.

REMEDIATION AND IMPLEMENTATION. This phase involves obtaining and implementing renovated system applications provided by InterWest's vendors. As renovated systems or new applications are received and implemented, InterWest tests them for Year 2000 compliance. This phase also involves upgrading and replacing systems where appropriate, and will continue throughout 1999.

ESTIMATED COSTS TO ADDRESS INTERWEST'S YEAR 2000 ISSUES/ Based on costs incurred to date, expenses and required capital expenditures related to meeting Year 2000 challenges have not had a material effect on the operations or financial condition of InterWest. InterWest's systems are primarily being renovated and tested by the already existing information systems staff. Based on management's estimates at this time, it is not anticipated that remaining expenses and capital expenditures to address the Year 2000 will be material to InterWest's operations or financial condition in future periods. Year 2000 challenges facing vendors of mission-critical software and systems, third-party service providers, and customers, could have a material effect on the operations or financial condition of InterWest, to the extent such parties are materially affected by such challenges.

RISKS RELATED TO YEAR 2000 ISSUES/ The Year 2000 poses certain risks to InterWest and its operations. Some of these risks are present because InterWest purchases technology and information systems applications from other parties who face Year 2000 challenges and relies on third party service providers for processing data. In addition, other risks are inherent in the business of banking or are risks faced by many companies. Although it is impossible to identify all potential risks that InterWest may face moving into the millennium, management has identified the following significant potential risks:

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

InterWest's operations, like those of many other companies, can be adversely affected by the Year 2000- triggered failures of other companies upon whom InterWest depends for the functioning of its automated systems. Accordingly, InterWest's operations could be materially affected if the operations of mission-critical third party service providers are adversely affected. As described previously, InterWest has identified its mission-critical vendors and is monitoring their Year 2000 compliance programs.

INTERWEST'S CONTINGENCY PLANS/ InterWest has developed contingency plans related to Year 2000 issues. As InterWest continues testing systems, and based on future ongoing assessment of the readiness of vendors, service providers and substantial borrowers, InterWest will modify contingency plans as necessary or develop additional contingency plans. The review of contingency plans is an ongoing process subject to internal assessments, third party and regulatory review. Additionally, specific timeframes have been established for the monitoring and assessment of contingency planning as well as "trigger" dates for implementing contingency plans. Certain circumstances, as described above in "Risks" may occur for which there are no completely satisfactory contingency plans.

Based on InterWest's Year 2000 efforts, management presently believes the Year 2000 will not result in significant operational problems. However, the Year 2000 efforts of third parties are not within InterWest's control, and their failure to address Year 2000 issues could result in among other things, business disruption, operational problems, financial loss, increased credit risk and legal liability for InterWest. While InterWest has developed contingency plans to address temporary issues and disruptions caused by the Year 2000, given the unprecedented nature of the Year 2000 computer problem, there can be no assurance that Year 2000 issues will not arise, or that any issues will be fully mitigated.

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

In addition to adjustable rate loans, InterWest uses a number of additional strategies to minimize the impact on net income during significant changes in interest rates. The strategies utilized by InterWest to achieve this goal include sales of long-term, fixed-rate mortgage loans; growth in non-interest bearing deposits; purchases of adjustable rate and callable agency securities and short-term commercial lending.

FORWARD LOOKING STATEMENTS | In this document, InterWest has included certain "forward looking statements" concerning the future operations of InterWest. It is management's desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing InterWest of the protections of such safe harbor with respect to all "forward looking statements" contained in this registration statement. We have used "forward looking statements" to describe the Year 2000 computer problem as well as future plans and strategies including our expectations of InterWest's future financial results. Management's ability to predict results or the effect of future plans and strategy is inherently uncertain. Factors that could effect results include interest rate trends, the general economic climate in Washington State and the country as a whole, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the "forward looking statements" and undue reliance should not be placed on such statements.

PART II. OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Annual Meeting of Shareholders of InterWest Bancorp ("Meeting") was held on January 20, 1999. The results of the vote on the matters presented at the Meeting are as follows:

                  1. The following individuals were elected as directors, each for a three-year term:

                                                          Vote for                  Vote Withheld
                                                          --------                  -------------
                  Gary M. Bolyard                         12,272,058                156,367
                  Patrick M. Fahey                        12,267,518                160,907
                  Clark H. Mock                           12,304,621                123,804
                  Stephen M. Walden                       12,306,813                121,612

                  The terms of Directors Barney R. Beeksma, Larry Carlson, C. Stephen Lewis, Russel E. Olson, Michael T. Crawford, Jean Gorton and Vern Sims continued after the meeting.


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


                               INTERWEST BANCORP, INC.




                                     By: /s/ Stephen M. Walden
                                         --------------------------------
                                         Stephen M. Walden,
                                         President and Chief Executive Officer





Dated:      May 13       ,1999
      ------------------