Form 10-Q
period 1999-06-30
INTERWEST BANCORP INC
filed 1999-08-12
CIK 949504

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period __________ from  to __________

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


                                  YES  X   NO
                                     -----    -----

As of June 30, 1999, 15,643,233 shares of common stock were outstanding with no par value.

                          INTERWEST BANCORP, INC

INDEX       PAGE
-----       ----
PART 1.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
            AS OF JUNE 30, 1999 AND SEPTEMBER 30, 1998                      1

            CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND NINE MONTH PERIODS ENDED
            JUNE 30, 1999 AND 1998                                          2

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
            FOR THE NINE MONTH PERIOD ENDED JUNE 30, 1999
            AND THE YEAR ENDED SEPTEMBER 30, 1998                           3

            CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
            THE NINE MONTH PERIODS ENDED
            JUNE 30, 1999 AND 1998                                          4-5

            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS            6-8


ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                             9-25

PART II.    OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                26

SIGNATURES                                                                  27

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DOLLARS IN THOUSANDS                                               June 30, 1999        September 30, 1998
----------------------------------------------------------------------------------------------------------
                                                                    (unaudited)
ASSETS

    Cash and cash equivalents
         Non-interest bearing                                          $67,588                $74,018
         Interest-bearing deposits in banks                              6,079                107,404
    Federal funds sold                                                  17,800                 19,863
    Securities available for sale, at fair value                       751,937                574,346
    Securities held to maturity                                         72,869                 87,262
    Loans receivable, net                                            1,385,102              1,359,050
    Loans held for sale                                                 33,177                 93,125
    Interest receivable                                                 15,034                 14,991
    Real estate held for sale and for development                        9,663                 11,996
    Federal Home Loan Bank (FHLB) stock, at cost                        41,773                 37,496
    Premises and equipment, net                                         54,516                 50,314
    Intangible assets                                                   12,138                 14,026
    Other assets                                                         6,482                  3,957
                                                                  ------------------------------------
    Total assets                                                    $2,474,158             $2,447,848
                                                                  ====================================
LIABILITIES

    Non-interest bearing deposits                                     $188,329               $178,625
    Interest-bearing deposits                                        1,356,458              1,386,200
                                                                  ------------------------------------
    Total deposits                                                   1,544,787              1,564,825

    FHLB advances                                                      581,554                546,033
    Securities sold under agreements to repurchase                     131,472                128,613
    Other liabilities                                                   17,450                 28,981
    Other borrowings                                                    22,349                  7,744
                                                                  ------------------------------------
    Total liabilities                                                2,297,612              2,276,196

SHAREHOLDERS' EQUITY

    Common stock, no par value
      Authorized shares 30,000,000
      Issued and outstanding 15,643,233 and 15,651,345                      --                     --
    Paid-in-capital                                                     31,435                 36,512
    Retained earnings                                                  155,216                139,781
    Debt related to employee stock ownership plan (ESOP)                (3,935)                (3,935)
    Unrealized loss on securities available for sale,
      net of tax                                                        (6,170)                  (706)
                                                                  ------------------------------------
    Total shareholders' equity                                         176,546                171,652
                                                                  ------------------------------------
    Total liabilities and shareholders' equity                      $2,474,158             $2,447,848
                                                                  ====================================

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                           Three months ended June 30,       Nine months ended June 30,
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS               1999              1998            1999             1998
----------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
     Loans receivable and loans held for sale               $30,190           $31,980         $93,656          $94,593
     Securities available for sale                           11,495            10,853          33,166           33,172
     Securities held to maturity                              1,247             1,552           3,899            4,558
     Other                                                      771               864           2,721            2,023
                                                            ----------------------------------------------------------
                                                             43,703            45,249         133,442          134,346
INTEREST EXPENSE
     Deposits                                                13,476            15,100          41,643           45,466
     FHLB advances and other borrowings                       7,705             8,234          23,885           23,033
     Securities sold under agreements to repurchase           1,878             1,849           5,678            7,286
                                                            ----------------------------------------------------------
                                                             23,059            25,183          71,206           75,785
Net interest income before provision for
  losses on loans                                            20,644            20,066          62,236           58,561

     Provision for losses on loans                              500             1,520           1,498            2,366
                                                            ----------------------------------------------------------
Net interest income after provision for
  losses on loans                                            20,144            18,546          60,738           56,195

NON-INTEREST INCOME
     Gain on sale of loans                                      407             1,930           7,758            6,641
     Gain on sale of loan servicing rights                    2,798                --           2,798               --
     Service fees                                             3,224             2,742           8,724            8,083
     Investment product fees and
       insurance commissions                                    850               589           2,166            1,574
     Gain (loss) on sale of securities available for sale        (2)              218              72              649
     Gain on real estate held for sale
       and for development                                      309                33             388              280
     Other                                                      558               403           1,666            1,339
                                                            ----------------------------------------------------------
                                                              8,144             5,915          23,572           18,566
NON-INTEREST EXPENSE
     Compensation and employee benefits                       9,068             8,101          27,727           23,758
     General and administrative                               3,743             3,033          11,092           10,332
     Occupancy                                                2,435             2,299           7,065            6,643
     Data processing                                          1,111               958           3,399            2,850
     FDIC premium assessment                                    157               164             474              495
     Loss from real estate write-downs
      and operations                                            511               184             844            1,220
     Merger related charges                                      --             4,195              --            5,495
                                                            ----------------------------------------------------------
                                                             17,025            18,934          50,601           50,793

Income before income taxes                                   11,263             5,527          33,709           23,968

Income tax expense                                            3,929             2,254          11,644            8,733
                                                            ----------------------------------------------------------
Net income                                                   $7,334            $3,273         $22,065          $15,235
                                                            ==========================================================
Basic net income per share                                    $0.47             $0.21           $1.41            $0.97
                                                            ==========================================================
Diluted net income per share                                  $0.46             $0.20           $1.38            $0.94
                                                            ==========================================================
Dividends declared per share                                  $0.14             $0.13           $0.42            $0.38
                                                            ==========================================================

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)


                                                                          Unrealized Loss      Debt
                                                                           on Securities      Related
DOLLARS IN THOUSANDS,           Common Stock       Paid-in    Retained     Available For         To       Treasury
  EXCEPT SHARE DATA             #  of Shares       Capital    Earnings    Sale, Net of Tax      ESOP       Stock       Total
------------------------------------------------------------------------------------------------------------------------------
Balance, October 1, 1997          15,664,812       $36,110    $126,064        $(1,115)        $    --      $(289)     $160,770

Dividends, $0.50 per share                                      (7,676)                                                 (7,676)

Issuance of common stock:
  Exercise of stock options          132,993           706                                                                 706

  Stock purchase plans                 1,404            19                                                                  19

Purchase and retirement of              (809)         (323)                                                  289           (34)
  treasury stock

Debt related to ESOP                (147,055)                                                  (3,935)                  (3,935)
Net income                                                      22,642                                                  22,642

Change in unrealized gain on                                                      409                                      409
  securities available for sale,
  net of tax

Pooling accounting adjustment                                   (1,249)                                                 (1,249)
------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1998       15,651,345       $36,512    $139,781        $  (706)        $(3,935)     $  --      $171,652

Dividends, $0.42 per share                                      (6,630)                                                 (6,630)

Issuance of common stock:
  Exercise of stock options          270,182         1,412                                                               1,412

  ESOP loan interest payment           6,206

Purchase and retirement of          (284,500)       (6,489)                                                             (6,489)
  common stock

Net income                                                      22,065                                                  22,065

Change in unrealized loss on                                                   (5,464)                                  (5,464)
  securities available for sale,
  net of tax
------------------------------------------------------------------------------------------------------------------------------
Balance June 30, 1999             15,643,233       $31,435    $155,216        $(6,170)        $(3,935)     $  --      $176,546
==============================================================================================================================

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                       Nine months ended June 30,
DOLLARS IN THOUSANDS                                                    1999                 1998
--------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES

Net Income                                                             $22,065              $15,235
Adjustments to reconcile net income to net
    cash provided by operating activities:
  Depreciation and amortization                                          4,632                3,514
  Provision for losses on loans                                          1,498                2,366
  Loss on real estate held for sale and for development                    636                  853
  Accretion of premiums and discounts, net                                 910                2,746
  Gain on sale of loans                                                 (7,758)              (6,641)
  Gain on sale of loan servicing rights                                 (2,798)                  --
  Gain on sale of securities available for sale                            (72)                (649)
  Gain on sale of real estate held for sale and
    for development                                                       (388)                (280)
  Loan fees deferred, net of amortization                                2,185                1,189
  FHLB stock dividends                                                  (2,053)              (1,836)
  Pooling accounting adjustment                                             --                 (890)
Cash provided by (used in) changes in operating assets and liabilities:
    Interest receivable                                                    (43)              (4,275)
    Other assets                                                          (433)                 465
    Other liabilities                                                   (7,635)               6,725
                                                                   -----------------------------------
Net cash provided by operating activities                              $10,746              $18,522

INVESTING ACTIVITIES

 Purchases of securities available for sale                           (921,953)            (719,219)
 Proceeds from matured securities available for sale                   404,543              305,376
 Proceeds from sale of securities available for sale                   262,239              316,650
 Proceeds from matured securities held to maturity                         370               24,511
 Purchases of securities held to maturity                                   --                  (20)
 Principal repayments on securities available for sale                 106,691               66,673
 Principal repayments on securities held to maturity                    13,828                7,542
 Proceeds from sale of loans                                           402,402              230,469
 Net increase in loans receivable                                     (407,031)            (324,471)
 Proceeds from sale of loan servicing rights                             2,216                  --
 Proceeds from sale of real estate held for sale
    and for development                                                  6,189                3,292
 Purchases of premises and equipment                                    (7,511)              (4,090)
 Purchases of FHLB stock                                                (1,863)              (7,103)
 Net increase (decrease) in federal funds sold                           2,063                 (871)
 Cash paid for acquisition                                                (300)                  --
 Improvements capitalized to real estate held for sale
    and for development                                                 (1,309)                (829)
                                                                   -----------------------------------
Net cash used in investing activities                                $(139,426)           $(102,090)


                                                                       Nine months ended June 30,
DOLLARS IN THOUSANDS                                                   1999                 1998
----------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES

  Net increase in deposits                                              26,391               42,085
  Net decrease in certificates of deposit                              (46,422)             (25,790)
  Proceeds from FHLB advances, securities sold under
    agreements to repurchase, and other borrowings                     671,800            1,363,043
  Repayment of FHLB advances, securities sold under
    agreements to repurchase and other borrowings                     (619,135)          (1,446,712)
  Dividends paid                                                        (6,632)              (4,672)
  Purchase and retirement of common stock                               (6,489)                  --
  Issuance of common stock from exercise of stock options                1,412                  430
                                                                    ---------------------------------
Net cash provided by (used in) financing activities                     20,925              (71,616)
                                                                    ---------------------------------
Net decrease in cash and cash equivalents                             (107,755)            (155,184)

CASH AND CASH EQUIVALENTS
  Beginning of period                                                  181,422              235,888
                                                                    ---------------------------------

  End of period                                                        $73,667            $  80,704
                                                                    =================================

  SUPPLEMENTAL DISCLOSURE OF
    CASH FLOW INFORMATION

  Cash paid during the period for:
    Interest                                                           $72,125               $74,984
    Income taxes                                                        13,093                 8,560
  Non-cash transactions:
    Loans receivable transferred to real estate held for sale            2,833                 3,397
    Loans receivable securitized and
       transferred to securities available for sale                     37,100                    --
    Securities held to maturity transferred to available
       for sale                                                             --                 8,454


NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
PERIOD ENDED JUNE 30, 1999

NOTE A BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of InterWest Bancorp, Inc. (InterWest Bancorp) and its wholly owned subsidiaries, (collectively InterWest). As of June 30, 1999, InterWest Bancorp's wholly owned subsidiaries were InterWest Bank, Pacific Northwest Bank and Kittitas Valley Bank, N.A. All material intercompany transactions and balances have been eliminated.

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

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim consolidated financial statements. The consolidated statements of operations for the three and nine month periods ended June 30, 1999 and 1998, are not necessarily indicative of the operating results for the full year. For further information, refer to the consolidated financial statements and footnotes for the year ended September 30, 1998.

NOTE B  RECLASSIFICATIONS

Certain reclassifications have been made to prior financial statements to conform with current presentation. The effects of the reclassifications are not considered material.

NOTE C NET INCOME PER SHARE

The diluted weighted average shares outstanding during the three and nine month periods ended June 30, 1999 and 1998, includes common stock equivalent shares outstanding using the treasury stock method. Common stock equivalents include shares issuable upon exercise of stock options. Unallocated shares relating to the debt leveraged money purchase employee stock ownership plan
(ESOP) debt obligation are deducted in the calculation of weighted average shares outstanding.

The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended June 30, 1999 and 1998:

                                                                   Three months                    Nine months
DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS        1999          1998             1999           1998
-------------------------------------------------------------------------------------------------------------------
NUMERATOR:
Net income                                                       $7,334       $3,273           $22,065       $15,235
                                                             ========================================================
DENOMINATOR:
Denominator for basic net income per share-
     Weighted average shares                                 15,629,830    15,662,471       15,657,753    15,661,629
Effect of dilutive securities:
      Stock options                                             295,287       527,422          380,533       515,985
                                                             --------------------------------------------------------
Denominator for diluted net income per share-
Weighted average shares assumed conversion
     of stock options                                        15,925,117    16,189,893       16,038,286     16,177,614
                                                             ========================================================
Basic net income per share                                        $0.47         $0.21            $1.41          $0.97
                                                             ========================================================
Diluted net income per share                                      $0.46         $0.20            $1.38          $0.94
                                                             ========================================================


 NOTE D  ACCOUNTING CHANGES

On October 1, 1998, InterWest adopted Statement of Financial Accounting Standards (SFAS) No. 130 "REPORTING COMPREHENSIVE INCOME." This statement establishes standards for reporting and disclosure of comprehensive income and its components. Comprehensive income is defined as the change in equity during the period. Comprehensive income includes net income and other comprehensive income, which refers to unrealized gains and losses that under generally accepted accounting principles are excluded from net income. The adoption of this statement does not have any impact on InterWest's financial condition or results of operations. However, this statement does affect the disclosures in InterWest's consolidated financial statements.

The following table summarizes comprehensive income for the periods indicated:

                                            Three months ended June 30,   Nine months ended June 30,
DOLLARS IN THOUSANDS                        1999             1998               1999             1998
------------------------------------------------------------------------------------------------------
Net income                                 $ 7,334          $3,273            $22,065          $15,235
                                           -----------------------------------------------------------
Other comprehensive income:
     Unrealized gain (loss) on
     securities available for sale          (1,397)             (9)            (8,406)             429
                                           -----------------------------------------------------------
Other comprehensive income
     before income taxes                    (1,397)             (9)            (8,406)             429
Income tax benefit (expense)
     on comprehensive income                   489               3              2,942             (150)
                                           -----------------------------------------------------------
Other comprehensive income
     after income taxes                       (908)             (6)            (5,464)             279
                                           -----------------------------------------------------------
Total comprehensive income                 $ 6,426          $3,267            $16,601          $15,514
                                           ===========================================================

On October 1, 1998, InterWest adopted SFAS No. 134 "ACCOUNTING FOR MORTGAGE-BACKED SECURITIES RETAINED AFTER SECURITIZATION OF MORTGAGE LOANS HELD FOR SALE BY A MORTGAGE BANKING ENTERPRISE," which amends SFAS No. 65 "ACCOUNTING FOR CERTAIN MORTGAGE BANKING ACTIVITIES." SFAS No. 65 required that after the securitization of a mortgage loan held for sale, InterWest classify the resulting mortgage-backed security as a trading security. SFAS No. 134 allows InterWest to classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those securities. The adoption of this statement did not materially impact InterWest's financial condition or results of operations.

NOTE E SHAREHOLDERS' EQUITY

On January 20, 1999, the Board of Directors authorized the purchase of up to 5 percent of InterWest Bancorp's outstanding shares of common stock in the open market over the next twelve months. During the nine months ended June 30, 1999, 284,500 shares (1.8 percent of the total common shares outstanding) were repurchased at a total cost of $6,489,000. These repurchases were completed during the quarter ended March 31, 1999, and no shares were repurchased during the quarter ended June 30, 1999.

NOTE F PENDING ACQUISITION

On June 14, 1999, InterWest Bancorp announced the signing of a definitive agreement to acquire NBT Northwest Bancorp (NBT) and its wholly owned subsidiary, National Bank of Tukwila. National Bank of Tukwila operates one branch office in south King County. As of June 30, 1999, NBT had total consolidated assets of $47.9 million and shareholders' equity of $5.0 million. The transaction is structured such that shareholders of NBT will receive between 0.84 and 0.88 shares of InterWest Bancorp common stock for each share of NBT stock depending upon the price of InterWest common stock for a brief period before closing. It is anticipated that the acquisition will be completed as early as September 30, 1999, following approval of applicable regulatory authorities and the shareholders of NBT. The transaction will be accounted for using the purchase method.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

The following discussion is provided for the consolidated financial condition and results of operations of InterWest Bancorp, Inc. (InterWest Bancorp), which includes its wholly owned subsidiaries (collectively InterWest). As of June 30, 1999, InterWest Bancorp's wholly owned subsidiaries were InterWest Bank, Pacific Northwest Bank and Kittitas Valley Bank, N.A. The purpose of this discussion is to focus on significant factors concerning InterWest's financial condition and results of operations.

ACQUISITIONS

The acquisitions of Pacific Northwest Bank, Pioneer National Bank, First National Bank of Port Orchard and Kittitas Valley Bank N.A. reflect a continuing commitment to commercial banking and the goal of becoming a statewide institution. InterWest has implemented a plan to become a financial services company that provides a variety of products and services for both individual and business customers. InterWest's sales efforts will continue to change the composition of the loan portfolio and the funding sources for asset growth. InterWest has experienced growth in deposit transaction accounts while reducing reliance on certificates of deposit. These changes are designed to have a positive impact on net interest income, service fee revenue and market penetration while meeting the needs of InterWest's customers.

The merger with Central Bancorporation (Central) on August 31, 1996 began the commitment to commercial banking. Central's commercial banking subsidiary, Central Washington Bank, operated ten offices in central Washington. At the merger date, Central had total consolidated assets of $206.1 million, including total loans receivable of $132.2 million, total deposits of $181.9 million and shareholders' equity of $17.1 million.

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

InterWest Bancorp completed two internal mergers during the current fiscal year. On October 15, 1998, First National Bank of Port Orchard was merged into Pacific Northwest Bank. On January 22, 1999, Pioneer National Bank was merged into Pacific Northwest Bank. Former Pioneer National Bank branch offices continue to operate under the Pioneer Bank name.

As discussed in Note F of the Unaudited Consolidated Financial Statements, on June 14, 1999, InterWest Bancorp announced the signing of a definitive agreement to acquire NBT Northwest Bancorp (NBT) and its wholly owned subsidiary, National Bank of Tukwila.

The following table summarizes pertinent information related to the completed mergers:

Acquisition                                                   Total Assets At Merger Date        Common Shares
Date                       Institution                        (dollars in thousands)                Issued
--------------------------------------------------------------------------------------------------------------
August 31, 1996            Central Bancorporation (1)            $  206,093                        2,147,391
January 15, 1998           Puget Sound Bancorp, Inc.(1)              53,109                          586,420
June 15, 1998              Pacific Northwest Bank    (1)            200,219                        2,346,081
June 16, 1998              Pioneer Bancorp, Inc. (1)                108,399                          692,846
August 31, 1998            Kittitas Valley Bancorp, Inc. (2)         47,441                          229,831*

(1)      Pooling-of-interests method of accounting
(2)      Purchase method of accounting

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

Today InterWest conducts its business through its subsidiaries' 54 full-service branch offices in western and central Washington State. Investments are available through InterWest Financial Services, Inc., a wholly owned subsidiary of InterWest Bank and insurance products are available through InterWest Insurance Agency, Inc., a majority-owned subsidiary of InterWest Bank.

RESULTS OF OPERATIONS

Net income was $7.3 million for the three months ended June 30, 1999, compared to $3.3 million for the three months ended June 30, 1998. Basic and diluted net income per share were $0.47 and $0.46, respectively for the three months ended June 30, 1999, compared to $0.21 and $0.20, respectively for the three months ended June 30, 1998. Return on average shareholders' equity was
16.81 percent for the three months ended June 30, 1999, compared to 7.75 percent for the three months ended June 30, 1998.

Net income was $22.1 million for the nine months ended June 30, 1999, compared to $15.2 million for the nine months ended June 30, 1998. Basic and diluted net income per share were $1.41 and $1.38, respectively for the nine months ended June 30, 1999 compared to $0.97 and $0.94, respectively for the nine months ended June 30, 1998. Return on average shareholders' equity was
16.85 percent for the nine months ended June 30, 1999, compared to 12.27 percent for the nine months ended June 30, 1998.

The results of operations for the three and nine months ended June 30, 1998, were impacted by nonrecurring merger-related charges of $4.0 million and $5.1 million respectively, net of tax.

The following table summarizes net income, net income per share and key financial ratios before and after nonrecurring merger related expenses:

                                                         Three months ended June 30,       Nine months ended June 30,
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS               1999              1998            1999            1998
---------------------------------------------------------------------------------------------------------------------
BEFORE MERGER RELATED EXPENSES:
     Net income                                             $7,334            $7,305         $22,065         $20,312
                                                         ============================================================
     Basic net income per share                              $0.47             $0.47           $1.41           $1.30
                                                         ============================================================
     Diluted net income per share                            $0.46             $0.45           $1.38           $1.26
                                                         ============================================================
     Efficiency ratio                                        59.14%            56.73%          58.97%          58.73%
     Return on average shareholders' equity                  16.81%            17.30%          16.85%          16.36%
     Return on average assets                                 1.20%             1.22%           1.19%           1.15%

AFTER MERGER RELATED EXPENSES:

     Net income                                             $7,334            $3,273         $22,065         $15,235
                                                         ============================================================
     Basic net income per share                              $0.47             $0.21           $1.41           $0.97
                                                         ============================================================
     Diluted net income per share                            $0.46             $0.20           $1.38           $0.94
                                                         ============================================================
     Efficiency ratio                                        59.14%            72.87%          58.97%          65.86%
     Return on average shareholders' equity                  16.81%             7.75%          16.85%          12.27%
     Return on average assets                                 1.20%             0.55%           1.19%           0.86%

NET INTEREST INCOME | InterWest's net income is significantly affected by changes in net interest income, which is the difference between interest income received on loans receivable and other interest-earning assets and interest paid on deposits and borrowings. InterWest's operations are sensitive to changes in interest rates and the resulting impact on net interest income.

Net interest income before provision for losses on loans increased to $20.6 million for the three months ended June 30, 1999, compared to $20.1 million for the three months ended June 30, 1998. Net interest income before provision for losses on loans increased to $62.2 million for the nine months ended June 30, 1999, compared to $58.6 million for the nine months ended June 30, 1998. The increase in net interest income is due to an increase in interest-earning assets and an increase in net interest margin.

Despite decreasing yields and increased competition, InterWest's net interest margin increased for the third consecutive quarter to 3.63 percent for the quarter ended June 30, 1999, compared to 3.60 percent for the quarter ended March 31, 1999, and 3.56 percent for the quarter ended June 30, 1998. InterWest's net interest margin was 3.60 percent for the nine months ended June 30, 1999, an increase from 3.52 percent for the nine months ended June 30, 1998. Several factors have influenced the increase in net interest margin.

Net interest margin increased in part as a result of deposit composition changes that resulted from focused sales efforts. The cost of funds was reduced due to changes in the composition of the deposit base, deposit product pricing initiatives and a decrease in the cost of borrowed funds. The deposit base changed with increases in the balances of non-interest bearing and interest-bearing transaction deposits and a decrease in balances of certificates of deposit.

The effect that the decrease in the cost of funds had on net interest margin was partially offset by a decrease in the yield earned on loans, securities and other interest-earning assets. The flat yield curve has continued to decrease the yields earned on interest-earning assets and as such restrict net interest margin expansion. InterWest will continue to change the composition of the loan portfolio and offset the impact of the flat yield curve through increased emphasis on commercial lending. An increase in the average balance of interest-earning assets has also partially offset the impact of decreasing yields earned.

Interest income for the three months ended June 30, 1999 was $43.7 million compared to $45.2 million for the three months ended June 30, 1998. Interest income for the nine months ended June 30, 1999 was $133.4 million compared to $134.3 million for the nine months ended June 30, 1998. The decrease is due to a decrease in the yield earned, which is partially offset by growth in interest-earning assets. The yield on interest-earning assets decreased to
7.69 percent for the three months ended June 30, 1999, compared to 8.03 percent for the three months ended June 30, 1998. The yield on interest-earning assets was 7.73 percent for the nine months ended June 30, 1999, compared to 8.08 percent for the nine months ended June 30, 1998.

Interest expense for the three months ended June 30, 1999 was $23.1 million, a decrease from $25.2 million for the three months ended June 30, 1998. Interest expense decreased to $71.2 million for the nine months ended June 30, 1999 compared to $75.8 million for the nine months ended June 30, 1998. This is due to a decrease in the cost of funds from the prior year, which is partially offset by an increase in interest-bearing liabilities. The cost of funds was 4.11 percent for the three months ended June 30, 1999, compared to
4.57 percent for the three months ended June 30, 1998. The cost of funds was
4.18 percent for the nine months ended June 30, 1999, a decrease from 4.65 percent for the nine months ended June 30, 1998.

During the quarter ended June 30, 1999, overall interest rates increased. In periods of increasing interest rates, InterWest's net interest income and net interest margin may decrease as a greater amount of liabilities are subject to repricing than assets. InterWest attempts to offset this effect by increasing adjustable rate mortgage lending, commercial lending and short-term consumer lending. Sales of fixed-rate single-family mortgage loans have also reduced the disparity between variable rate assets and liabilities.

AVERAGE RATES AND BALANCES | The following table indicates the average balance and average interest rates earned or paid, interest rate spread and net interest margin for the three months ended June 30:

                                                    1999                        1998
                                          -------------------------  ----------------------
                                            Average                    Average
DOLLARS IN THOUSANDS                        Balance       Rate         Balance       Rate
-------------------------------------------------------------------------------------------
Loans receivable and loans
   held for sale                          $1,378,507      8.76%       $1,400,714     9.13%
Securities available for sale,
   securities held to maturity and
   other interest-earning assets             895,517      6.04%          853,746     6.22%
                                          ------------------------------------------------
Total interest-earnings assets             2,274,024      7.69%        2,254,460     8.03%
                                          ------------------------------------------------
Deposits                                   1,538,619      3.50%        1,481,069     4.08%
FHLB advances, securities
   sold under agreements
   to repurchase and                         707,047      5.42%          724,151     5.57%
   other borrowings
                                          ------------------------------------------------
Total interest-bearing liabilities         2,245,666      4.11%        2,205,220     4.57%
                                          ------------------------------------------------
Net interest spread                       $   28,358      3.58%          $49,240     3.46%
                                          ================================================
Net interest margin                                       3.63%                      3.56%
                                                          =====                      =====

The following table indicates the average balance and average interest rates earned or paid, interest rate spread and net interest margin for the nine months ended June 30:

                                                   1999                    1998
                                          ----------------------   --------------------
                                            Average                  Average
DOLLARS IN THOUSANDS                        Balance      Rate        Balance      Rate
---------------------------------------------------------------------------------------
Loans receivable and loans
   held for sale                          $1,414,085     8.83%     $1,391,009     9.07%
Securities available for sale,
   securities held to maturity and
   other interest-earning assets             888,822     5.97%        826,223     6.42%
                                          ---------------------------------------------
Total interest-earnings assets             2,302,907     7.73%      2,217,232     8.08%
                                          ---------------------------------------------
Deposits                                   1,541,793     3.60%      1,459,265     4.15%
FHLB advances, securities
   sold under agreements
   to repurchase and                         727,677     5.42%        713,276     5.67%
   other borrowings
                                          ---------------------------------------------
Total interest-bearing liabilities         2,269,470     4.18%      2,172,541     4.65%
                                          ---------------------------------------------
Net interest spread                       $   33,437     3.55%        $44,691     3.43%
                                          =============================================
Net interest margin                                      3.60%                    3.52%
                                                         =====                    =====

The following table provides information on changes in net interest income for the periods that are attributable to changes in interest rates and changes in volume:

                                    Three months June 30, 1999 vs 1998       Nine months June 30, 1999 vs 1998
                                          Increase (Decrease)                       Increase (Decrease)
                                           Due to changes in                         Due to changes in
DOLLARS IN THOUSANDS                   Rate     Volume      Total               Rate       Volume       Total
---------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS
Loans receivable and
   loans held for sale               $(1,289)    $(501)    $(1,790)           $(2,490)     $1,553        $(937)
Securities available for
   sale, securities held
   to maturity and other
   interest-earning assets              (393)      637          244            (2,870)      2,903           33
                                    ---------------------------------------------------------------------------
Total net change in income
   on interest-earning assets         (1,682)      136       (1,546)           (5,360)      4,456         (904)
                                    ---------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES
Deposits                              (2,193)      569       (1,624)           (6,292)      2,469       (3,823)
FHLB advances, securities
   sold under agreement to
   repurchase and other
   borrowings                           (265)     (235)        (500)           (1,360)        604         (756)
                                    ---------------------------------------------------------------------------
Total net change in expense
   on interest-bearing liabilities    (2,458)      334       (2,124)           (7,652)      3,073       (4,579)
                                    ---------------------------------------------------------------------------
Net change in net
   interest income                      $776     $(198)        $578            $2,292      $1,383       $3,675
                                    ===========================================================================

PROVISION FOR LOSSES ON LOANS | The provision for losses on loans was $0.5 million for the three months ended June 30, 1999, compared to $1.5 million for the three months ended June 30, 1998. The provision for losses on loans was $1.5 million for the nine months ended June 30, 1999, a decrease from $2.4 million for the nine months ended June 30, 1998. The provision for losses on loans for the three and nine months ended June 30, 1998 included $1.0 million and $1.1 million, respectively of merger-related provision.

NON-INTEREST INCOME | Non-interest income was $8.1 million for the three months ended June 30, 1999, an increase from $5.9 million for the three months ended June 30, 1998. Non-interest income was $23.6 million for the nine months ended June 30, 1999, compared to $18.6 million for the nine months ended June 30, 1998. The increase in non-interest income from the three and nine months ended June 30, 1998, was primarily due to the sale of mortgage servicing rights, increases in mortgage banking and the resulting gains on the sale of loans and service fees.

During the quarter ended June 30, 1999, InterWest sold the mortgage servicing rights for $530 million of fixed-rate single family mortgages and recognized a gain of $2.8 million. These mortgage-servicing rights were primarily related to loans sold by InterWest during the past two years. This sale was initiated as a result of rising interest rates and decreasing prepayment rates, which increased the value of the servicing portfolio. The sale of mortgage servicing rights also created capacity for future loan growth.

Due to decreases in long-term interest rates as well as the overall strategy of changing the composition of the loan portfolio, mortgage banking activities increased during the first six months of fiscal year 1999 compared to fiscal year 1998. During the quarter ended June 30, 1999, long-term interest rates increased and single-family lending volumes decreased, and as such mortgage banking activities have declined compared to recent periods. InterWest will continue to focus on commercial banking to increase net interest income and service fee revenue while reducing the reliance on revenue from mortgage banking and sales of mortgage servicing rights. The current level of the mortgage loan pipeline and recent trends in interest rates indicate the level of mortgage banking activities may decline during the remainder of fiscal year 1999.

NON-INTEREST EXPENSE | Non-interest expense was $17.0 million for the three months ended June 30, 1999, compared to $14.7 million (excluding merger-related charges of $4.2 million) for the three months ended June 30, 1998. Non-interest expense was $50.6 million for the nine months ended June 30, 1999, compared to $45.3 million (excluding merger-related charges of $5.5 million) for the nine months ended June 30, 1998. The increase in non-interest expense for the three and nine months ended June 30, 1999, compared to the three and nine months ended June 30, 1998, was due to the activities to develop the resources and infrastructure for commercial banking growth and the acquisition of Kittitas Valley Bank, N.A (KVB). Non-interest expenses associated with KVB totaled $1.7 million (including goodwill amortization) for the nine months ended June 30, 1999. Excluding KVB expenses, non-interest expenses have increased by 7.9 percent for the nine months ended June 30, 1999, compared to the nine months ended June 30, 1998.

Excluding merger-related charges incurred during fiscal year 1998, the efficiency ratio was 59.1 percent and 59.0 percent for the three and nine months ended June 30, 1999, compared to 56.7 percent and 58.7 percent for the three and nine months ended June 30, 1998.

Compensation and employee benefits were $9.1 million for the three months ended June 30, 1999, compared to $8.1 million for the three months ended June 30, 1998. Compensation and employee benefits were $27.7 million for the nine months ended June 30, 1999, an increase from $23.8 million for the nine months ended June 30, 1998. The increase from the respective periods one year ago was primarily due to the focus on commercial banking growth and the acquisition of Kittitas Valley Bank, N.A. Compensation expense also increased due to higher lending volumes and transaction deposit growth, which increased compensation resulting from variable compensation plans.

FEDERAL INCOME TAX | Income tax expense was $3.9 million for the three months ended June 30, 1999, compared to $2.3 million for the three months ended June 30, 1998. Income tax expense was $11.6 million for the nine months ended June 30, 1999, compared to $8.7 million for the nine months ended June 30, 1998. The effective tax rates were 34.5 percent for the nine months ended June 30, 1999, compared to 36.4 percent for the nine months ended June 30, 1998. The higher effective tax rate for 1998 was due to certain merger-related charges incurred during 1998 that were not deductible for federal income tax purposes.

REVIEW OF FINANCIAL CONDITION

InterWest's total consolidated assets were $2.47 billion as of June 30, 1999, compared to $2.45 billion as of September 30, 1998.

SECURITIES | As of June 30, 1999, InterWest had $751.9 million of securities available for sale, compared to $574.3 million as of September 30, 1998. Securities held to maturity have decreased to $72.9 million as of June 30, 1999, compared to $87.3 million as of September 30, 1998 as a result of maturities and principal repayments on mortgage-backed securities. The overall increase in securities reflects the investment of proceeds from the sale of single-family residential mortgage loans and the investment of funds that were held as interest-bearing deposits in banks as of September 30, 1998. As of June 30, 1999, 91 percent of InterWest securities were classified as available for sale, an increase from 87 percent as of September 30, 1998. Management believes that a high percentage of securities classified as available for sale provides greater flexibility to respond to interest rate changes and liquidity needs to fund loan growth.

InterWest maintains liquidity in accordance with an internal liquidity policy. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives, management's judgment as to the attractiveness of the yields then available in relation to other opportunities and management's expectation of the level of yield that will be available in the future. Management's projections as to the short-term demand for funds to be used for loan originations and other activities can also impact liquidity levels.

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

LOANS RECEIVABLE AND LOANS HELD FOR SALE | Loans receivable were $1.39 billion as of June 30, 1999, compared to $1.36 billion as of September 30, 1998. During the nine months ended June 30, 1999, the principal balances outstanding of commercial real estate, real estate construction, consumer, commercial and agricultural loans increased. These increases were offset by a decrease in single-family residential mortgage loans outstanding as a result of mortgage-banking activities.

The principal lending activity of InterWest Bank has historically been the origination of single-family residential mortgage loans and, to a lesser extent, loans secured by income property, consumer loans, commercial loans and agricultural loans. Pacific Northwest Bank and Kittitas Valley Bank, N.A. have loan portfolios that have a greater percentage of commercial loans than InterWest Bank.

The acquisitions of Central, Pacific, Pioneer and Puget increased InterWest's access to commercial lending. These acquisitions, as well as the development of commercial banking at InterWest Bank, are changing the composition of the InterWest loan portfolio. Growth in commercial lending should shorten duration risk, produce higher net interest margin, create better protection from interest rate volatility and ultimately meet the needs of InterWest's customers.

The commercial loan portfolio was $267.2 million as of June 30, 1999, an increase of $49.7 million from September 30, 1998, representing an annualized growth rate of 31 percent. As of June 30, 1999, outstanding commercial loans represent 18.6 percent of total gross loans compared to 14.8 percent as of September 30, 1998. Commercial real estate mortgage loans were $341.1 million as of June 30, 1999, an increase of $83.2 million from September 30, 1998, representing an annualized growth rate of 43 percent. Real estate construction loans outstanding were $212.2 million as of June 30, 1999, an increase of $30.1 million from September 30, 1998, representing an annualized growth rate of 22 percent. Single-family residential mortgage loans were $425.6 million as of June 30, 1999, a decrease of $201.6 million from September 30, 1998. This decrease is due to mortgage banking activities and the increased emphasis on commercial lending.

Loans held for sale were $33.2 million as of June 30, 1999 compared to $93.1 million as of September 30, 1998. This decrease reflects declining mortgage banking activities during the quarter ended June 30, 1999. Loans held for sale are generally single-family mortgage loans and loans originated under a Small Business Administration program. The loans are typically sold to FHLMC and other financial institutions. In connection with most of these sales, InterWest retains the right to service the loans, for which it generally receives a fee based on the difference between the rate paid to the investor and that collected from the borrower. InterWest capitalizes loan-servicing rights either through the purchase or origination of mortgage loans that are subsequently sold or securitized with the servicing rights retained. Loan servicing rights are included in intangible assets and are amortized as an offset to service fees in proportion to and over the period of servicing income, not exceeding 15 years. Periodically, InterWest has sold mortgage servicing rights. During the quarter ended June 30, 1999, InterWest sold the mortgage servicing rights for $530 million of loans resulting in a gain of $2.8 million.

The following table sets forth the composition of InterWest's loan portfolio by type as of the dates indicated:

DOLLARS IN THOUSANDS                                             June 30, 1999          September 30, 1998
----------------------------------------------------------------------------------------------------------
Real estate mortgage loans
   Single-family residential                                        $425,623                 $627,191
   Multi-family residential                                           51,496                   62,948
   Commercial                                                        341,077                  257,906
Real estate construction                                             212,168                  182,020
Consumer loans                                                        89,592                   81,386
Commercial loans                                                     267,249                  217,546
Agricultural loans                                                    53,302                   45,637
                                                                  -----------------------------------
                                                                   1,440,507                1,474,634
Less:
     Loans held for sale                                              33,177                   93,125
     Allowance for losses on loans                                    13,803                   13,224
     Deferred loan fees and discounts                                  8,425                    9,235
                                                                  ----------               ----------
                                                                  $1,385,102               $1,359,050
                                                                  ==========               ==========

Interest is accrued on loans receivable until the loan is 90 days delinquent or management doubts the collectibility of the loan or the unpaid interest, at which time InterWest establishes a reserve for any accrued interest. All loans on which interest is not being accrued are referred to as non-accrual loans. As of June 30, 1999, non-accrual loans totaled $10.5 million, an increase from $8.2 million as of September 30, 1998. Total non-performing assets, including non-accrual loans and real estate owned through foreclosure, increased to $16.2 million or 0.65 percent of total assets as of June 30, 1999, compared to $15.8 million or 0.64 percent of total assets as of September 30, 1998. The following table summarizes non-performing assets as of June 30, 1999, and September 30, 1998:

DOLLARS IN THOUSANDS                                       June 30, 1999         September 30, 1998
---------------------------------------------------------------------------------------------------
NONACCRUAL LOANS

Real estate mortgage loans
    Single-family residential                                $5,133                     $5,036
    Multi-family residential                                    176                         --
    Commercial                                                1,389                        557
Real estate construction                                        848                        634
Consumer loans                                                  608                        174
Commercial loans                                              1,523                      1,682
Agricultural loans                                              845                        127
                                                            ----------------------------------

    Total nonaccrual loans                                   10,522                      8,210

REAL ESTATE OWNED THROUGH FORECLOSURE

Total real estate owned through foreclosure                   5,647                      7,553
                                                            ----------------------------------

Total non-performing assets                                 $16,169                    $15,763
                                                            ==================================

ALLOWANCE FOR LOSSES ON LOANS | The allowance for losses on loans was $13.8 million or 0.99 percent of total loans receivable as of June 30, 1999, compared to $13.2 million or 0.96 percent of total loans receivable as of September 30, 1998. Net loan charge-offs were $919,000 or 0.06 percent of the average balance of loans outstanding for the nine months ended June 30, 1999.

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

The following tables summarize the activity in allowance for losses on loans during the three and nine months ended June 30:

                                                      Three months                      Nine months
DOLLARS IN THOUSANDS                             1999           1998                   1999         1998
--------------------------------------------------------------------------------------------------------
Balance at beginning of period                  $13,506        $11,447                $13,224     $11,104

Provision for losses on loans                       500          1,520                  1,498       2,366

Pooling accounting adjustment                        --             --                     --         (75)

Recoveries                                           66            130                    329         325

Charge-offs                                        (269)          (347)                (1,248)       (970)
                                                ---------------------------------------------------------

Balance at end of period                        $13,803        $12,750                $13,803     $12,750
                                                =========================================================

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

Intangible assets consisted of the following as of June 30 1999, and September 30, 1998:

DOLLARS IN THOUSANDS                                            June 30, 1999           September 30, 1998
----------------------------------------------------------------------------------------------------------
Goodwill                                                           $ 9,310                   $ 9,344
Core Deposit Intangible                                                860                       992
Loan Servicing Intangibles                                           1,968                     3,690
                                                                   ---------------------------------
                                                                   $12,138                   $14,026
                                                                   =======                   =======

The change in the loan servicing intangible for the nine months ended June 30, 1999, and the year ended September 30, 1998 is summarized as follows:

                                                               Nine months ended            Year ended
DOLLARS IN THOUSANDS                                             June 30, 1999          September 30, 1998
----------------------------------------------------------------------------------------------------------
Balance, beginning of period                                        $ 3,690                  $ 1,983
Additions                                                             2,637                    2,490
Less:  Basis sold                                                    (3,203)                      --
         Amortization and write-downs                                (1,156)                    (783)
                                                                   ---------------------------------
                                                                    $ 1,968                  $ 3,690
                                                                    =======                  =======

DEPOSITS | Non-interest bearing deposits increased to $188.3 million as of June 30, 1999, from $178.6 million as of September 30, 1998. Non-interest bearing deposits represented 12.2 percent of total deposits as of June 30, 1999, an increase from 11.4 percent as of September 30, 1998. Interest bearing transaction accounts (which includes interest-bearing checking, money market and savings accounts) totaled $555.8 million as of June 30, 1999, compared to $539.2 million as of September 30, 1998. Interest bearing transaction accounts represented 36 percent of total deposits as of June 30, 1999, an increase from 34.5 percent as of September 30, 1998.

Certificates of deposit decreased to $800.6 million as of June 30, 1999, compared to $847.0 million as of September 30, 1998. Certificates of deposit represented 51.8 percent of total deposits as of June 30, 1999, which is a decrease from 54.1 percent as of September 30, 1998.

Management is continuing to pursue initiatives to increase the percentage of noninterest bearing deposits and interest bearing transaction deposits relative to certificates of deposit. These initiatives include variable compensation plans, product development and advertising campaigns. This activity should increase net interest income, service fee revenue and customer growth and retention. As of June 30, 1999, 48.2 percent of InterWest's deposits were transaction accounts, which is an increase from
45.9 percent as of September 30, 1998.

The following table sets forth the balances of deposits by account type as of June 30, 1999, and September 30, 1998:

DOLLARS IN THOUSANDS                        June 30, 1999               September 30, 1998
------------------------------------------------------------------------------------------
Non-interest bearing deposits                 $188,329                       $178,625
Interest-bearing checking accounts             163,985                        162,051
Money market accounts                          288,716                        267,953
Savings accounts                               103,131                        109,148
Certificates                                   800,626                        847,048
                                               -------                        -------
Total                                       $1,544,787                     $1,564,825
                                            ==========                     ==========

FHLB ADVANCES, SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS | InterWest borrows through advances from the Federal Home Loan Bank (FHLB) and securities sold under agreements to repurchase. InterWest had $581.6 million outstanding in FHLB advances as of June 30, 1999, compared to $546.0 million as of September 30, 1998.

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

InterWest uses the securities market as a vehicle for borrowing by utilizing its securities available for sale and securities held to maturity as collateral. As of June 30, 1999, InterWest had $131.5 million outstanding in securities sold under agreements to repurchase, compared to $128.6 million as of September 30, 1998.

SHAREHOLDERS' EQUITY | InterWest Bancorp is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. InterWest manages various capital levels at both the holding company and subsidiary bank level to maintain adequate capital ratios and levels in accordance with external regulations and capital guidelines established by the Board of Directors of each institution.

On January 20, 1999, the Board of Directors of InterWest Bancorp authorized the purchase of up to 5 percent of InterWest Bancorp's common stock in the open market over the next twelve months. InterWest Bancorp repurchased 284,500 shares, or 1.8 percent of the total number of shares outstanding, at a total price of $6.5 million. All of these repurchases were during the quarter ended March 31, 1999.

InterWest's total shareholders' equity was $176.5 million as of June 30, 1999, an increase of $4.8 million from $171.7 million as of September 30, 1998. The increase in shareholders' equity is due to net income and the issuance of common stock under stock option plans offset by common stock repurchases, dividends to shareholders and the increase in the net unrealized loss on securities available for sale. Book value per share increased to $11.29 as of June 30, 1999, compared to $10.97 as of September 30, 1998. During the nine months ended June 30, 1999, InterWest Bancorp declared cash dividends totaling $0.42 per share, an increase from $0.38 per share for the nine months ended June 30, 1998.

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

The subsidiary banks are members of the Federal Deposit Insurance Corporation
(FDIC), and as such, are subject to examination thereby. InterWest Bank is a state-chartered savings bank, and Pacific Northwest Bank is a state-chartered commercial bank, both of which are subject to regulation and supervision by the Washington Department of Financial Institutions Division of Banks. Kittitas Valley Bank N.A. is a national banking association that is subject to regulation and supervision by the Office of the Comptroller of Currency. In practice, the primary regulator makes regular examinations of each subsidiary bank subject to its regulatory review or participates in joint examinations with other regulators. Areas subject to regulation by federal or state authorities include the allowance for losses on loans, investments, loans, mergers, issuance of securities, payment of dividends, establishment of branches and other aspects of operations.

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

InterWest Bancorp is subject to risk-based capital guidelines issued by the FRB which establish a risk-adjusted ratio relating capital to different categories of assets. InterWest Bancorp's Tier I capital is composed of shareholders' equity less certain intangibles, and excludes the equity impact of adjusting securities available for sale to fair value. Total capital is Tier I capital and the allowance for losses on loans. The FRB's risk-based capital rules have been supplemented by a leverage capital ratio, defined as Tier I capital to adjusted quarterly average total assets. As of June 30, 1999, under the FRB's capital guidelines, InterWest Bancorp's levels of consolidated regulatory capital exceed the FRB's well-capitalized requirements.

The capital amounts and ratios for InterWest Bancorp, InterWest Bank and Pacific Northwest Bank as of June 30, 1999, are presented in the following table:

                                                                                          To Be Well
                                                                                          Capitalized Under
                                                                  For Capital             Prompt Corrective
                                                 Amount           Adequacy Purposes       Action Provisions
                                            ----------------------------------------------------------------
DOLLARS IN THOUSANDS                        Amount     Ratio      Amount     Ratio        Amount      Ratio
------------------------------------------------------------------------------------------------------------
INTERWEST BANCORP:
Total Capital
      (to Risk Weighted Assets)            $186,151    11.81%    $126,097     8.0%       $157,622      10.0%
Tier I Capital
      (to Risk Weighted Assets)             172,348    10.93%      63,049     4.0%         94,573       6.0%
Tier I Capital
      (to Average Assets)                   172,348     7.07%      73,182     3.0%        121,970       5.0%

INTERWEST BANK:
Total Capital
      (to Risk Weighted Assets)            $146,476    12.31%     $95,174     8.0%       $118,897      10.0%
Tier I Capital
      (to Risk Weighted Assets)             136,924    11.51%      47,587     4.0%         71,381       6.0%
Tier I Capital
      (to Average Assets)                   136,924     6.82%      80,332     4.0%        100,415       5.0%

PACIFIC NORTHWEST BANK:
Total Capital
      (to Risk Weighted Assets)             $37,520    10.50%     $28,594     8.0%        $35,743      10.0%
Tier I Capital
      (to Risk Weighted Assets)              33,631     9.41%      14,297     4.0%         21,446       6.0%
Tier I Capital
      (to Average Assets)                    33,631     8.36%      16,084     4.0%         20,105       5.0%

As of June 30, 1999, all subsidiary banks were in compliance with the well-capitalized capital requirements. Management believes that under the current regulations the subsidiary banks will continue to meet minimum capital requirements in the foreseeable future. However, events beyond the control of the subsidiary banks, such as a downturn in the economy in areas where the subsidiary banks have most of their loans, could adversely affect future earnings and, consequently, the ability of the subsidiary banks to meet future minimum capital requirements.

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

InterWest has additional capacity to borrow funds from the FHLB through a pre-approved credit line. This credit line has a pledge requirement whereby InterWest must maintain unencumbered collateral with a value at least equal to the outstanding balance. InterWest uses the securities market as a vehicle for borrowing by utilizing its securities available for sale and securities held to maturity as collateral. These borrowings are collateralized by securities with a market value exceeding the face value of the borrowings. If the market value of the securities were to decline as a result of an increase in interest rates or other factors, InterWest would be required to pledge additional securities or cash as collateral.

The analysis of liquidity also includes a review of InterWest's consolidated statement of cash flows for the nine months ended June 30, 1999. The consolidated statement of cash flows details InterWest's operating, investing and financing activities during the period. The most significant item under operating activities was net income of $22.1 million for the nine months ended June 30, 1999. Investing activities included proceeds from the sale of securities available for sale of $262.2 million, security maturities totaling $404.5 million and purchases of securities available for sale of $922 million. Investing activities also included $407 million in loan originations, net of principal repayments and $402.4 million of proceeds from the sale of loans. During the period, financing activities included $52.7 million in borrowing proceeds, net of borrowing repayments, a $46.4 million decrease in certificates of deposit, a $26.4 million increase in deposits, $6.5 million in treasury stock purchases and a total of $6.6 million paid in cash dividends to shareholders.

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

INTERWEST'S STATE OF READINESS/ InterWest has been and will continue to be committed to addressing these Year 2000 issues in a prompt and responsible manner, and has dedicated the resources to do so. Management has completed an assessment of its automated systems and has implemented a program consistent with applicable regulatory guidelines, to complete all steps necessary to resolve identified issues. InterWest's process has included several phases, including project management, assessment, testing, remediation, implementation and contingency planning. Management believes that it has an effective program in place to resolve Year 2000 issues in a timely manner.

MANAGEMENT. Each subsidiary bank has implemented a process to address Year 2000 compliance matters. This process includes a project manager, senior management and departmental representatives. There are periodic meetings with senior management of each subsidiary bank to discuss the process, assign tasks, determine priorities and monitor progress. Outside specialists have been utilized when necessary. Periodic reports of testing results and progress are provided to each subsidiary bank's Board of Directors on the status of the Year 2000 project. Additionally, the subsidiary banks regularly report to InterWest Bancorp management and to the InterWest Bancorp Board of Directors.

ASSESSMENT. Virtually all of InterWest's computer systems and applications have been identified and assessed to prioritize testing, remediation and contingency planning. InterWest's primary software vendors were also assessed during this phase, and vendors who provide support for mission-critical systems have been identified and the majority of testing was completed as planned on mission-critical systems by December 31, 1998. Additionally, InterWest has been working with significant borrowers to assess the extent to which they may be affected by Year 2000 issues.

TESTING. Updating and testing of InterWest's mission-critical systems and secondary systems has been substantially completed. Based on the results of testing, InterWest identified internal computer systems that were non-compliant. As discussed below, efforts to remediate and implement renovated system applications has been completed for mission-critical systems and is in process for secondary systems.

REMEDIATION AND IMPLEMENTATION. This phase involves obtaining and implementing renovated system applications provided by InterWest's vendors. As renovated systems or new applications are received and implemented, InterWest tests them for Year 2000 compliance. As of June 30, 1999, updating for mission-critical systems was completed. This phase will continue throughout 1999 for some secondary systems.

CONTINGENCY PLANNING. InterWest has developed contingency plans related to processes and systems that could be impacted by Year 2000 issues. As InterWest continues in the contingency planning phase, contingency plans will be tested. Based on ongoing assessment of the readiness of vendors, service providers and substantial borrowers, InterWest will modify contingency plans as necessary or develop additional contingency plans. The review and testing of contingency plans is an ongoing process subject to internal assessments, third party and regulatory review. Additionally, specific timeframes have been established for the monitoring, assessment and testing of contingency planning as well as "trigger" dates for implementing contingency plans. Certain circumstances as described in "Risks" may occur for which there are no completely satisfactory contingency plans.

ESTIMATED COSTS TO ADDRESS INTERWEST'S YEAR 2000 ISSUES/ Based on costs incurred to date, expenses and required capital expenditures related to meeting Year 2000 challenges have not had a material effect on the operations or financial condition of InterWest. Many of InterWest's systems have been tested and any remediation necessary performed by the already existing information systems staff. Based on management's estimates at this time, it is not anticipated that remaining expenses and capital expenditures to address the Year 2000 will be material to InterWest's operations or financial condition in future periods. InterWest has been and will continue to fund any costs associated with Year 2000 projects from operations. Project costs are expensed as incurred. Year 2000 challenges facing vendors of mission-critical software and systems, third-party service providers, and customers, could have a material effect on the operations or financial condition of InterWest, to the extent such parties are materially affected by such challenges.

RISKS RELATED TO YEAR 2000 ISSUES/ The Year 2000 poses certain risks to InterWest and its operations. Some of these risks are present because InterWest purchases technology and information systems applications from other parties who face Year 2000 challenges and relies on third party service providers for processing data. In addition, other risks are inherent in banking or are risks faced by many companies. Although it is impossible to identify all potential risks that InterWest may face moving into the millennium, management has identified the following significant potential risks:

Banks may experience a contraction in their deposit base if a significant amount of deposited funds are withdrawn by customers prior to the Year 2000, and interest rates may increase as the millennium approaches. This potential deposit contraction could make it necessary for InterWest to change its sources of funding and could affect future earnings. InterWest has established a contingency plan for addressing this situation, should it arise, in its asset and liability management policies. The plan includes maintaining the ability to borrow funds from correspondent banks and the Federal Home Loan Bank of Seattle. Significant demand for funds from other banks could reduce the amount of funds available for InterWest to borrow. If insufficient funds are available from these sources, InterWest may also sell investment securities or other liquid assets to meet liquidity needs.

InterWest originates loans to individuals and businesses in its marketing area. If these customers are adversely affected by Year 2000 problems, their ability to repay loans could be impaired. This increased credit risk could adversely affect InterWest's financial performance. During the assessment phase of InterWest's Year 2000 program, InterWest identified substantial borrowers, and is working with such borrowers to ascertain their levels of exposure to Year 2000 problems. To the extent that InterWest is unable to assure itself of the Year 2000 readiness of such borrowers, it intends to apply additional risk assessment criteria to the indebtedness of such borrowers and make any necessary related adjustments to InterWest's provision for losses on loans.

InterWest's operations, like those of many other companies, can be adversely affected by the Year 2000 failures of other companies upon whom InterWest depends for the functioning of its automated systems. Accordingly, InterWest's operations could be materially affected if the operations of mission-critical third party service providers are adversely affected. As described previously, InterWest has identified its mission-critical vendors and is monitoring their Year 2000 compliance programs.

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


Dated:            August 11, 1999