Form 10-K405
period 1999-09-30
INTERWEST BANCORP INC
filed 1999-12-27
CIK 949504

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended September 30, 1999 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number: 0-26632

                             InterWest Bancorp, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)



Washington                                                   91-1691216
-------------------------------                          -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

275 Southeast Pioneer Way, Oak Harbor, Washington           98277
-------------------------------------------------        ------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code       (360) 679-4181
                                                         --------------

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

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was $278,281,920 based upon the closing price of the Registrant's common stock as quoted on the Nasdaq National Market on December 20, 1999 of $17.50.

         As of December 20, 1999, there were issued and outstanding 15,901,824 shares of the Registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         1. Selected Consolidated Financial Data, Management Discussion and Analysis and Consolidated Financial Statements included in the Annual Report to Shareholders for the year ended September 30, 1999. (Part II).

         2. Proxy Statement for the 2000 Annual Meeting of Shareholders ("Proxy Statement"). (Part III).

                                     PART I
ITEM 1.  BUSINESS

GENERAL

         InterWest Bancorp, Inc. (Bancorp) is a multibank holding company incorporated in the State of Washington in 1994. The consolidated entity includes Bancorp and its wholly owned subsidiaries and is collectively referred to as InterWest. As of September 30, 1999, Bancorp's wholly owned subsidiaries were InterWest Bank, Pacific Northwest Bank, and Kittitas Valley Bank, N.A. As of September 30, 1999, InterWest had consolidated total assets of $2.6 billion, total loans receivable of $1.6 billion, total deposits of $1.6 billion and shareholders' equity of $165.3 million. On January 17, 1995, the shareholders of InterWest Bank approved a plan to reorganize InterWest Bank into the holding company form of ownership. The reorganization was completed on July 28, 1995, on which date InterWest Bank became the wholly owned subsidiary of Bancorp, and the shareholders of InterWest Bank became shareholders of Bancorp. Subsequent to the holding company reorganization, Bancorp has engaged in no significant activity other than holding the stock of banking subsidiaries.
         InterWest Bank was organized in 1956 as Island Savings and Loan Association by two local business people who recognized the need to create a new business to help families obtain homes in the growing community of Oak Harbor on Whidbey Island. On July 5, 1957, Island Savings began operations as the first state-chartered stock savings and loan association in the State of Washington. By 1984, the name Island Savings and Loan Association was outgrown both as a geographic description and as an indicator of the scope of the company's products and services. On May 30, 1984, the name InterWest Savings Bank was ratified unanimously by shareholders and board members. In March of 1987, InterWest Savings Bank acquired the assets of Home Savings and Loan Association. The purchase added $150 million in assets and five branch offices. In November 1996, the name InterWest Savings Bank was changed to InterWest Bank to reflect the expansion of the business.
         Through its banking subsidiaries, a wide range of financial services are offered to individuals and businesses throughout western and central Washington state. Financial services of InterWest include the banking activities of accepting deposits from individuals and businesses and originating residential loans, consumer loans, commercial real estate loans, commercial and agricultural loans. Recent acquisitions have improved InterWest's access to commercial banking. InterWest is committed to growth in commercial banking and expansion in Washington state.
         InterWest has completed the acquisition of seven commercial banks since 1996. The acquisition of Central Bancorporation (Central) on August 31, 1996 was the first of these acquisitions. Central's commercial banking subsidiaries, Central Washington Bank and North Central Washington Bank, operated ten offices in central Washington. At the acquisition date, Central had total consolidated assets of $206.1 million, including total loans receivable of $132.2 million, total deposits of $181.9 million and shareholders' equity of $17.1 million. Effective October 14, 1996, Central Washington Bank was merged into InterWest Bank.
         On January 15, 1998, Bancorp acquired Puget Sound Bancorp, Inc. (Puget), of Port Orchard, Washington. Puget's commercial banking subsidiary, First National Bank of Port Orchard, operated three branch offices in western Washington. At the acquisition date, Puget had total consolidated assets of $53.1 million, including total loans receivable of $38.7 million, total deposits of $45.6 million, and shareholders' equity of $5.9 million. On October 15, 1998, First National Bank of Port Orchard was merged into Pacific Northwest Bank.
         On June 15, 1998, Bancorp acquired Pacific Northwest Bank (Pacific), of Seattle, Washington. At the acquisition date, Pacific had four offices in the metropolitan Seattle area of western Washington and total assets of $200.2 million, including total loans receivable of $150.1 million, total deposits of $170.2 million, and shareholders' equity of $16.8 million.
         On June 16, 1998, Bancorp acquired Pioneer Bancorp, Inc. (Pioneer), of Yakima, Washington. Pioneer's commercial banking subsidiary, Pioneer National Bank, operated five branch offices in central Washington. At the acquisition date, Pioneer had total consolidated assets of $108.4 million, including total loans receivable of $63.4 million, total deposits of $87.2 million, and shareholders' equity of $9.3 million. On January 22, 1999, Pioneer National Bank was merged into Pacific Northwest Bank. Former Pioneer National Bank branch offices continue to operate under the Pioneer Bank name.
         The acquisitions of Central, Puget, Pacific and Pioneer were accounted for using the pooling-of-interests method.
         On August 31, 1998, Bancorp completed the acquisition of Kittitas Valley Bancorp, Inc. (Kittitas), of Ellensburg, Washington. Kittitas' commercial banking subsidiary, Kittitas Valley Bank, N.A., operates three branch offices in Central Washington. At the acquisition date, Kittitas had total consolidated assets of $47.4 million, total loans receivable of $27.9 million, total deposits of $39.2 million and shareholders' equity of $4.3 million. This acquisition has been accounted for using the purchase method of accounting.
         On October 1, 1999, Bancorp completed the acquisition of NBT Northwest Bancorp (NBT). NBT's commercial banking subsidiary, National Bank of Tukwila, operates one branch office in south King County. Under the terms of this transaction, NBT merged into Bancorp with National Bank of Tukwila becoming a wholly owned subsidiary of Bancorp. At the acquisition date, NBT had total consolidated assets of $53.0 million, total loans receivable of $37.8 million, total deposits of $48.0 million and shareholders' equity of $4.9 million. This acquisition was accounted for using the purchase method.
         The following table summarizes pertinent information related to the completed acquisitions:



Acquisition                                        Total Assets At Acquisition Date   Common Shares
  Date               Institution                   (dollars in thousands)                 Issued
----------------------------------------------------------------------------------------------------
August 31, 1996      Central Bancorporation              $  206,093                    2,147,391
January 15, 1998     Puget Sound Bancorp, Inc.               53,109                      586,420
June 15, 1998        Pacific Northwest Bank                 200,219                    2,346,081
June 16, 1998        Pioneer Bancorp, Inc.                  108,399                      692,846
August 31, 1998      Kittitas Valley Bancorp, Inc.           47,441                      229,831 (1)
October 1, 1999      NBT Northwest Bancorp                   53,018                      677,109

  (1) Additionally, $6.4 million in cash was paid to Kittitas shareholders.

         On September 14, 1999, Bancorp entered into a definitive agreement to acquire Liberty Bay Financial Corporation (Liberty) of Poulsbo, Washington. Liberty's commercial banking subsidiary, North Sound Bank, operates eight branch offices on the Olympic Peninsula in Washington state. As of September 30, 1999, Liberty had total consolidated assets of $187.9 million, total loans receivable of $127.5 million, total deposits of $166.3 million and shareholder's equity of $20.2 million. The transaction is structured such that shareholders of Liberty will receive 11 shares of InterWest common stock for each share of Liberty common stock if the average price of InterWest common stock is more than $21 per share for a short period prior to closing. If the average price of InterWest common stock for a short period before closing is between $20 and $21 per share, the shareholders of Liberty will receive shares of InterWest common stock with a value of $231 for each share of Liberty common stock. If the average price of Bancorp common stock for a short period before closing is less than $20 per share, Bancorp has the option of adjusting the exchange ratio such that Liberty shareholders will receive shares of Bancorp common stock with an equivalent value of $231 for each share of Liberty common stock or terminating the definitive agreement. It is anticipated that the acquisition will be completed during fiscal year 2000, following the approval of applicable regulatory authorities and the shareholders of Liberty. The transaction will be accounted for using the purchase method.

BUSINESS SEGMENT INFORMATION

         Note 23 contained in the Notes to Consolidated Financial Statements in the Annual Report, which is listed as an exhibit under Item 14 is incorporated herein by reference.

MARKET AREA

         Presently, InterWest conducts its business through 56 full-service branch offices in western and central Washington state. These offices are located in towns, small cities, suburbs and metropolitan markets. Investment products are available through InterWest Financial Services, Inc. and insurance products are available through InterWest Insurance Agency, Inc., wholly owned subsidiaries of InterWest Bank.
         The area InterWest serves includes the Interstate 5 corridor from the Canadian border south to Olympia and the Olympic Peninsula. This market has recently benefited from significant growth in home construction resulting from rapid population increases and a growing high-tech and service economy. InterWest's other primary market area is central Washington, including Wenatchee, Ellensburg and Yakima, which is characterized by an agricultural base and less rapid population growth.

         InterWest does business in several different non-metropolitan communities, some of which are economically linked because of geographic proximity or significantly impacted by a small number of significant employers, while other areas may be influenced by different economic variables. For example, InterWest's markets in Wenatchee and Ellensburg, and to some extent Yakima, are part of the central Washington economy. Economic activity in central Washington is not closely linked to western Washington. The areas we serve have diverse, and to some extent independent, economic characteristics, strengths and weaknesses, although all of these depend to various degrees on agriculture, small business, and construction and, in some cases, a small number of significant employers.


GROWTH STRATEGY

         In 1995, InterWest began to implement the strategy to increase emphasis on commercial banking and become a statewide institution. The acquisition of Central in August of 1996 was an important first step in the implementation of this strategy. Bancorp has completed the acquisition of seven commercial banks and has added commercial banking assets of approximately $668 million, measured as of each acquisition date. Additionally, InterWest Bank has opened four de novo branches in western Washington during that time period. We believe that our growth strategy will allow us to achieve greater diversification of our markets and products, enhance shareholder value by more effectively leveraging our equity capital, and more effectively position ourselves to take advantage of acquisition opportunities in the rapidly changing financial services industry.
         This growth strategy will have to come primarily from expansion into new markets. In recognition of these factors, this growth strategy emphasizes: increasing commercial lending; acquiring commercial banks; de novo branching; providing non-deposit investment products; and improving technology to enhance services and realizing operating efficiencies.
         A source of future growth may be through acquisitions. Bancorp believes that many other financial institutions are considering selling their institutions for a variety of reasons, including lack of shareholder liquidity, management succession issues, technology challenges, increasing competition and potential changes with respect to the method of accounting used for mergers and acquisitions. Bancorp actively reviews proposals for various acquisition opportunities. Bancorp has a due diligence review process to evaluate potential acquisitions and has established parameters for potential acquisitions relating to market factors, financial performance and certain nonfinancial factors. The objective of acquisitions will be to increase the opportunity for quality earning asset growth, deposit generation and fee-based income opportunities; diversify the earning assets portfolio and core deposit base through expansion into new geographic markets; maintain an adequate capital position after the acquisition; improve the potential profits from the combined operations through economies of scale; and enhance shareholder value measured through increasing return on equity and/or increasing earnings per share. Successful completion of acquisitions by Bancorp depends on several factors such as the availability of suitable acquisition candidates, necessary regulatory and shareholder approval and compliance with applicable capital requirements.
         Bancorp's ability to make future acquisitions depends in part on Bancorp's capital position and, in the case of cash acquisitions, on its cash assets or ability to acquire cash. Bancorp may need to obtain additional debt and equity capital in pursuing its business strategy. Bancorp's access to capital markets or the costs of this capital can be impacted by economic, financial, competitive and other conditions beyond Bancorp's control. Further, acquisition candidates may not be available in the future on favorable terms. There are only a limited number of suitable acquisition candidates within Bancorp's existing and potential market areas, and many of these candidates would also be attractive acquisition candidates for other financial institutions. This competition is likely to affect Bancorp's ability to make acquisitions, increase the price paid for certain acquisitions and increase the costs in analyzing possible acquisitions. Therefore, no assurance can be made that acquisition activity will continue in the future.
         Managing growth through acquisitions is a challenging process that includes integration and training of personnel, developing common products and pricing, combining office and operations policies and procedures, data processing conversion and various other matters. Although five acquisitions have been completed since January 1, 1998, InterWest has not converted to a common data processing system nor have various operating policies and procedures been integrated. Additionally, InterWest currently conducts business using multiple names and bank charters. The integration process has been intentionally delayed due to the focus of resources on Year 2000 issues and the process of selecting a common operating platform that will best meet InterWest's future needs. It is anticipated that data and systems conversions will commence in the latter part of fiscal year 2000. InterWest has grown, and intends to continue to grow, through acquisitions of banks and other financial institutions. After these acquisitions, InterWest may experience adverse changes in results of operations of acquired entities, unforseen liabilities, asset quality problems of acquired entities, loss of key personnel, loss of customers because of change in identity, difficulties in integrating data processing and operational procedures and deterioration in local economic conditions. InterWest believes it has taken steps to address the issues resulting from recent acquisitions and has developed a plan to integrate the acquired banks.

KEY OPERATING RATIOS

The section "Selected Consolidated Financial Data" contained in the Annual Report, which is listed as an exhibit under Item 14, is incorporated herein by reference.

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

The following table presents the name of the issuer and the aggregate amortized cost and aggregate estimated fair value of securities of each issuer for those securities in InterWest's portfolio for which the aggregate amortized cost exceeds 10 percent of InterWest's shareholders' equity as of September 30, 1999.




                                                                     Estimated
DOLLARS IN THOUSANDS                          Amortized Cost         Fair Value
-------------------------------------------------------------------------------
Chase Mortgage Finance Corporation                $16,132            $15,651
Countrywide Home Loans                             29,201             27,967
GE Capital Mortgage Services, Inc.                 38,556             37,521
Nomura Asset Securities Corporation                26,970             26,433
PNC Mortgage Securities Corporation                57,519             55,379
Residential Asset Securitization Trust             81,279             77,256
Residential Funding Mortgage Security I           140,588            135,640


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

NON-PERFORMING ASSETS

The section "Non-performing Assets" contained in "Management Discussion and Analysis" in the Annual Report, which is listed as an exhibit under Item 14 is incorporated herein by reference.

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

PERSONNEL

          As of September 30, 1999, Bancorp, including its subsidiaries, had 869 full-time equivalent employees. InterWest believes that employees play a vital role in the success of a service company such as InterWest and that InterWest's relationship with its employees is good. The employees are not represented by a collective bargaining unit.

COMPETITION

          The banking industry is highly competitive. Bancorp's subsidiary banks face strong competition in attracting deposits and in originating loans. The most direct competition for deposits has historically come from savings institutions, commercial banks and credit unions located in the primary market area. As with all banking organizations, InterWest also has competition from nonbanking sources, including mutual funds, corporate and governmental debt securities and other investment alternatives. InterWest expects increasing competition from other financial institutions and nonbanking sources in the future. Many of InterWest's competitors have more significant financial resources, larger market share and greater name recognition than InterWest. The existence of such competitors may make it difficult for InterWest to achieve its financial goals.
          InterWest's competition for loans comes principally from savings institutions, commercial banks, credit unions and mortgage banking companies. InterWest competes for loans principally through the efficiency and quality of the services it provides borrowers, real estate brokers and home builders and the interest rates and loan fees it charges.
          InterWest competes for deposits by offering depositors a wide variety of savings accounts, checking accounts, certificates and other services. InterWest's ability to attract and retain deposits depends on its ability to provide deposit products that satisfy the requirements of customers as to interest rates, liquidity, transaction fees, risk of loss of deposit, convenience and other factors. Deposit relationships are actively solicited through a sales and service system.
          Competition has further increased as a result of Washington banking laws which permit statewide branching of Washington-domiciled financial institutions and out-of-state holding companies acquiring Washington-based financial institutions.
          InterWest has recently experienced increased net interest margin primarily as a result of changing the composition of the loan portfolio. However, InterWest faces the risk of diminishing net interest margin from commercial lending due to competition in the markets we serve.
          Changes in technology, mostly from the growing use of computers and computer-based technology, pose competitive challenges to InterWest. Large banking institutions typically offer on-line banking and other banking products and services over the Internet, including deposit services and mortgage loans, and have the ability to devote significant resources to developing and maintaining such technology-based services. Some new banking competitors offer all of their services on-line. Customers who bank by computer or by telephone need never set foot in a bank branch. InterWest's high service philosophy emphasizes face-to-face contact with tellers, loan officers and other employees. InterWest believes a personal approach to banking is a source of strength, one that will remain popular in the non-metropolitan communities that are its natural marketplace. However, customer preferences may change, and the rapid growth of on-line banking could, at some point, render InterWest's personal, branch-based approach obsolete. InterWest has partially offset this risk by offering on-line banking services to its customers, and by continuing to provide 24-hour banking services. There can be no assurance that these efforts will be successful in preventing the loss of customers to competitors.

                           SUPERVISION AND REGULATION

INTRODUCTION

         The following generally refers to certain statutes and regulations affecting the banking industry. These references provide brief summaries only and are not intended to be complete. They are qualified in their entirety by the referenced statutes and regulations. In addition, some statutes and regulations may exist which apply to and regulate the banking industry, but are not referenced below.
         Bancorp is a bank holding company. Its wholly owned subsidiaries are InterWest Bank, Pacific Northwest Bank, Kittitas Valley Bank, N.A. and National Bank of Tukwila (collectively, the "Subsidiaries"). The Bank Holding Company Act of 1956, as amended ("BHCA") subjects Bancorp and the Subsidiaries to supervision and examination by the Federal Reserve Bank ("FRB"), and Bancorp files annual reports of operations with the FRB.

BANK HOLDING COMPANY REGULATION

         In general, the BHCA limits bank holding company business to owning or controlling banks and engaging in other banking-related activities. Bank holding companies must obtain the FRB's approval before they: (1) acquire direct or indirect ownership or control of any voting shares of any bank that results in total ownership or control, directly or indirectly, of more than 5 percent of the voting shares of such bank; (2) merge or consolidate with another bank holding company; or (3) acquire substantially all of the assets of any additional banks. Subject to certain state laws, such as age and contingency restrictions, a bank holding company that is adequately capitalized and adequately managed may acquire the assets of both in-state and out-of-state banks.
         With certain exceptions, the BHCA prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares in any company that is not a bank or a bank holding company unless the FRB determines that the activities of such company are incidental or closely related to the business of banking. If a bank holding company is well-capitalized and meets certain criteria specified by the FRB, it may engage de novo in certain permissible nonbanking activities without prior FRB approval.
         The Change in Bank Control Act of 1978, as amended, requires a person (or group of persons acting in concert) acquiring "control" of a bank holding company to provide the FRB with 60 days' prior written notice of the proposed acquisition. Following receipt of this notice, the FRB has 60 days within which to issue a notice disapproving the proposed acquisition, but the FRB may extend this time period for up to another 30 days. An acquisition may be completed before expiration of the disapproval period if the FRB issues written notice of its intent not to disapprove the transaction. In addition, any "company" must obtain the FRB's approval before acquiring 25% (5% if the "company" is a bank holding company) or more of the outstanding shares or otherwise obtaining control over Bancorp.

TRANSACTIONS WITH AFFILIATES

         Bancorp and the Subsidiaries are deemed affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Accordingly, Bancorp and the Subsidiaries must comply with Sections 23A and 23B of the Federal Reserve Act. Generally, Sections 23A and 23B
(1) limit the extent to which a financial institution or its subsidiaries may engage in "covered transactions" with an affiliate, as defined, to an amount equal to 10% of such institution's capital and surplus and an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital and surplus, and (2) require all transactions with an affiliate, whether or not "covered transactions," to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

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

TIE-IN ARRANGEMENTS

         Bancorp and the Subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither Bancorp nor the Subsidiaries may condition an extension of credit on either a requirement that the customer obtain additional services provided by it or an agreement by the customer to refrain from obtaining other services from a competitor.

STATE LAW RESTRICTIONS

         As a Washington corporation, Bancorp may be subject to certain limitations and restrictions as provided under applicable Washington corporate laws.

SECURITIES REGISTRATION AND REPORTING

         Bancorp common stock is registered as a class with the SEC under the Securities Exchange Act of 1934 and thus is subject to the periodic reporting and proxy solicitation requirements and the insider-trading restrictions of that Act. The periodic reports, proxy statements, and other information filed by Bancorp under that Act can be inspected and copied at or obtained from the Washington, D.C. office of the SEC. In addition, the securities issued by InterWest are subject to the registration requirements of the Securities Act of 1933 and applicable state securities laws unless exemptions are available.

THE SUBSIDIARIES

GENERAL

         Applicable federal and state statutes and regulations governing a bank's operations relate, among other matters, to capital requirements, required reserves against deposits, investments, loans, legal lending limits, certain interest rates payable, mergers and consolidations, borrowings, issuance of securities, payment of dividends, establishment of branches, and dealings with affiliated persons. The Federal Deposit Insurance Corporation ("FDIC") has authority to prohibit banks under their supervision from engaging in what they consider to be unsafe or unsound practice in conducting their business.
         InterWest Bank is a state-charted savings bank, and Pacific Northwest Bank is a state-chartered commercial bank, both of which are subject to extensive regulation and supervision by both the Washington Department of Financial Institutions and the FDIC. Kittitas Valley Bank, N.A. and National Bank of Tukwila are national banking associations subject to regulation and examination by the Office of the Comptroller of Currency (the "OCC"). The federal laws that apply to the Subsidiaries regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for loans. The laws and regulations governing the Subsidiaries generally have been promulgated to protect depositors and not to protect shareholders of such institutions or their holding companies.
         CRA. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their jurisdiction, the Federal Reserve or the FDIC evaluates the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.
         INSIDER CREDIT TRANSACTIONS. The Subsidiaries are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders, or any related interests of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with persons not covered above and who are not employees; and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. The Subsidiaries are also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the affected bank or any officer, director, employee, agent, or other person participating in the conduct of the affairs of that bank, the imposition of a cease and desist order, and other regulatory sanctions.
         FDICIA. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"), each federal banking agency has prescribed, by regulation, noncapital safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems, and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution which fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. Management of Bancorp believes that the Subsidiaries meet all such standards, and therefore, does not believe that these regulatory standards materially affect Bancorp's business operations.

LOANS TO ONE BORROWER

         Each of the Subsidiaries are subject to limitations on the aggregate amount of loans that it can make to any one borrower, including related entities. Applicable regulations generally limit loans to one borrower to 15 to 20 percent of unimpaired capital and surplus.

INTERSTATE BANKING AND BRANCHING

         The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") permits nationwide interstate banking and branching under certain circumstances. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Currently, bank holding companies may purchase banks in any state, and states may not prohibit such purchases. Additionally, banks are permitted to merge with banks in other states as long as the home state of neither merging bank has "opted out." The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area.
         With regard to interstate bank mergers, Washington has "opted in" to the Interstate Act and allows in-state banks to merge with out-of-state banks subject to certain aging requirements. Washington law generally authorizes the acquisition of an in-state bank by an out-of-state bank or bank holding company through the acquisition of or a merger with a financial institution that has been in existence for at least 5 years prior to the acquisition. At this time, the full impact that the Interstate Act might have on Bancorp is impossible to predict.

DEPOSIT INSURANCE

         The deposits of the Subsidiaries are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund (the "BIF") and the Savings Association Insurance Fund (the "SAIF") administered by the FDIC. All insured banks are required to pay semi-annual deposit insurance premium assessments to the FDIC.
         The FDICIA included provisions to reform the Federal Deposit Insurance System, including the implementation of risk-based deposit insurance premiums. The FDICIA also permits the FDIC to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources, or for any other purpose the FDIC deems necessary. The FDIC has implemented a risk-based insurance premium system under which banks are assessed insurance premiums based on how much risk they present to the BIF and the SAIF. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern.

DIVIDENDS

         The principal source of Bancorp's cash revenues is dividends received from the Subsidiaries. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends which would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Other than the laws and regulations noted above, which apply to all banks and bank holding companies, neither Bancorp nor the Subsidiaries is currently subject to any regulatory restrictions on its dividends.

CAPITAL ADEQUACY

         Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. If capital falls below minimum guideline levels, the holding company or bank may be denied approval to acquire or establish additional banks or nonbank businesses or to open new facilities.
         The FDIC and Federal Reserve use risk-based capital guidelines for banks and bank holding companies. These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the Federal Reserve has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier I capital. Tier I capital for bank holding companies includes common shareholders' equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles except as described above.
         The Federal Reserve also employs a leverage ratio, which is Tier I capital as a percentage of total assets less intangibles, to be used as a supplement to risk-based guidelines. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The Federal Reserve requires a minimum leverage ratio of 3%. However, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, the Federal Reserve expects an additional cushion of at least 1% to 2%.
         FDICIA created a statutory framework of supervisory actions indexed to the capital level of the individual institution. Under regulations adopted by the FDIC, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. Institutions which are deemed to be "undercapitalized" depending on the category to which they are assigned are subject to certain mandatory supervisory corrective actions. Bancorp does not believe that these regulations have any material effect on its operations.

EFFECTS OF GOVERNMENT MONETARY POLICY

         The earnings and growth of Bancorp and the Subsidiaries are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve can and does implement national monetary policy for such purposes as curbing inflation and combating recession, but its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits, influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies and their impact on Bancorp and the Subsidiaries cannot be predicted with certainty.

CHANGES IN BANKING LAWS AND REGULATIONS

         On November 12, 1999, the president signed into law the Financial Services Modernization Act of 1999. Generally, the legislation will (i) repeal the historical restrictions on preventing banks from affiliating with securities firms, (ii) provide a uniform framework for the activities of banks, savings institutions and their holding companies,

(iii) broaden the activities that may be conducted by national banks and banking subsidiaries of bank holding companies, (iv) provide an enhanced framework for protecting the privacy of consumers' information and (v) address a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

         Bank holding companies will be permitted to engage in a wider variety of financial activities than permitted under current law, particularly with respect to insurance and securities activities. In addition, in a change from current law, bank holding companies will be in a position to be owned, controlled or acquired by any company engaged in financially related activities, so long as such company meets certain regulatory requirements.
         Bancorp does not believe that the legislation will materially affect the operations of it or the Subsidiaries. However, to the extent the legislation permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than InterWest currently offers and that can aggressively compete in the markets currently served by InterWest and the Subsidiaries.

                                    TAXATION

FEDERAL TAXATION

         GENERAL. Bancorp and its subsidiaries report their income on a fiscal year basis using the accrual method of accounting. Except for interest expense rules pertaining to certain tax exempt income applicable to banks and the recently repealed bad debt reserve deduction, InterWest is subject to federal income tax, under existing provisions of the Internal Revenue Code of 1986, as amended, in generally the same manner as other corporations. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to InterWest. InterWest has not been audited by the IRS during the past five years. Reference is made to Note 16 of the Notes to Consolidated Financial Statements contained in the Annual Report, which is listed as an exhibit under item 14, for additional information concerning the income taxes.

         TAX BAD DEBT RESERVE RECAPTURE. For taxable years beginning prior to January 1, 1996, qualified thrift institutions such as InterWest Bank were permitted to establish a reserve for bad debts based on InterWest's actual loss experience or based on a percentage equal to 8 percent of InterWest Bank's taxable income, computed with certain adjustments. Each year, InterWest Bank selected the most favorable method for calculating the tax deduction attributable to the tax bad debt reserve. The Small Business Job Protection Act of 1996 requires that InterWest Bank recapture for federal income tax purposes the portion of the balance of tax bad debt reserves that exceeds the year end 1987 balance, with certain adjustments. As a result of this legislation, the recaptured amounts are to be taken into taxable income ratably over a six-year period beginning in fiscal year 1999. This legislation also requires InterWest Bank to calculate the tax bad debt deduction based on actual current losses beginning in fiscal year 1997.

         DIVIDENDS-RECEIVED DEDUCTION. Bancorp may exclude from its income 100 percent of dividends received from subsidiary banks as a member of the same affiliated group of corporations.

WASHINGTON STATE TAXATION

         The state of Washington does not currently have a corporate income tax. The subsidiary banks are subject to a business and occupation tax which is imposed under Washington law at the rate of 1.50 percent of gross receipts; however, interest received on loans secured by mortgages or first deeds of trust on residential properties is not subject to such tax.

FORWARD-LOOKING STATEMENTS

         In this Annual Report on Form 10-K, Bancorp has included certain "forward-looking statements" concerning its future operations. It is Bancorp's desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing Bancorp of the protections of such safe harbor with respect to all forward looking statements contained in this Annual Report on Form 10-K. Sentences contained words such as "may," "will," "expect," "anticipate," "believe," "estimate," "should," "projected," or similar words may constitute forward-looking statements. Although Bancorp believes that the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business and operations, it is possible that actual results may differ materially from these expectations. Bancorp has used these statements to describe expectations and estimates in various areas, including: changes in the economy of the markets in which it operates; interest rate movements; future acquisition and growth strategies; Year 2000 issues; data conversions for acquired institutions; the impact of competitive products, services and pricing; and legislative, regulatory and accounting changes affecting the banking and financial services industry. Actual results could vary materially from the future results covered in forward-looking statements. Factors such Year 2000 issues, interest rate trends and loan delinquency rates, as well as the general state of the economy in Washington state and the United States as a whole, could also cause actual results to vary materially from the future results anticipated in such forward-looking statements. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements.

ITEM 2.  PROPERTIES

         The main office of Bancorp and InterWest Bank, which is owned by InterWest Bank, is located in Oak Harbor, Washington. The subsidiary banks operated a total of 55 branch offices as of September 30, 1999, of which 42 are owned by the respective subsidiary banks and 13 are leased from third parties. InterWest Bank operates 40 branch offices, located in western and central Washington state. Pacific Northwest Bank operates twelve branch offices in central and western Washington. The five central Washington branches operate under the Pioneer Bank name. The main office of Pacific Northwest Bank is located in Seattle, Washington. Kittitas Valley Bank, N.A. operates three branch offices in central Washington. The main office of Kittitas Valley Bank, N.A. is located in Ellensburg, Washington. See Note 9 in the Notes to Consolidated Financial Statements contained in the Annual Report, which is listed under item 14, for further information with respect to Properties.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Bancorp's common stock trades on The Nasdaq Stock Market under the symbol "IWBK." As of September 30, 1999, there were 15,434,690 shares of common stock outstanding held by approximately 6,000 shareholders.
         Set forth in the following table are the high and low sales prices as reported on The Nasdaq Stock Market and the dividends declared on common stock for each quarter.


                                                     Sales Price                       Dividends
                                            High                       Low             Declared
------------------------------------------------------------------------------------------------
FISCAL YEAR 1999

First Quarter                               $27.13                     $15.75          $0.14
Second Quarter                               24.50                      21.06           0.14
Third Quarter                                25.13                      20.06           0.14
Fourth Quarter                               25.00                      20.13           0.14

FISCAL YEAR 1998

First Quarter                               $27.42                     $24.00          $0.12
Second Quarter                               30.17                      24.17           0.13
Third Quarter                                31.50                      27.83           0.13
Fourth Quarter                               30.67                      21.50           0.14



ITEM 6.  SELECTED FINANCIAL DATA

         The information contained in the tables captioned "Selected Consolidated Financial Data" contained in the Annual Report, which is listed under Item 14, is incorporated herein by reference.


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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements contained in the Annual Report, which are listed under Item 14, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained under the sections captioned "Election of Directors", "Management -- Executive Officers" and "Compliance with Section 16(A) of the Exchange Act" in Bancorp's Proxy Statement for the 2000 Annual Meeting of Shareholders ("Proxy Statement") are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to the section captioned - "Executive Compensation" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        (a) Security Ownership of Certain Beneficial Owners

        Information required by this item is incorporated herein by reference to the section captioned "Management --Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

        (b) Security Ownership of Management

        Information required by this item is incorporated herein by reference to the section captioned "Management --Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

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

                  Independent Auditors' Report

         (a)      Consolidated Statements of Financial Condition as of
                  September 30, 1999 and 1998

         (b)      Consolidated Statements of Income For the Years Ended
                  September 30, 1999, 1998 and 1997

         (c)      Consolidated Statements of Shareholders' Equity For the Years
                  Ended September 30, 1999, 1998 and 1997

         (d)      Consolidated Statements of Cash Flows For the Years Ended
                  September 30, 1999, 1998 and 1997
         (e)      Notes to Consolidated Financial Statements

         Notes to Consolidated Financial Statements

         (2) All required financial statement schedules are included in the Notes to Consolidated Financial Statements.

                  Consolidated Financial Statements and Notes to Consolidated
                  Financial Statements are included in Exhibit 13 herein.

(b)      Reports on Form 8-K



         Bancorp filed a Form 8-K dated September 14, 1999, to report the entering of a definitive agreement to acquire Liberty Bay Financial
         Corporation.


(c)      EXHIBITS

         (3.1)      Articles of Incorporation of InterWest Bancorp, Inc.
                    (incorporated by reference to the Registrant's Annual
                    Report on Form 10-K for the year ended September 30, 1998)
         (3.2) Bylaws of InterWest Bancorp, Inc. (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1998)
         (10.1) Employment Agreement with B. R. Beeksma (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1995)
         (10.2) Employment Agreement with Stephen M. Walden (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1995)
         (10.3) Employment Agreement with H. Glenn Mouw (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1995)
         (10.4) Employment Agreement with Clark W. Donnell (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1995)
         (10.5) Employment Agreement with Kenneth G. Hulett (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1995)
         (10.6)     1984 Stock Option Plan (incorporated by reference to Exhibit
                    99.1 to the Registrant's Registration Statement on Form S-8
                    (File No. 33-99742))
         (10.7)     InterWest Bancorp, Inc. Amended and Restated 1993 Incentive
                    Stock Option Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended
                    September 30, 1998)
         (10.8)     Non-Incentive Stock Option Plan for Outside Directors
                    (incorporated by reference to Exhibit 99.2 to the Registrant's Registration Statement on Form S-8
                    (File No. 33-99742))
         (10.9) Employment Agreement with Gary M. Bolyard (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1996)
         (10.10)    Central Bancorporation 1992 Employee Stock Option Plan
                    (incorporated by reference to Exhibit 99.2 to the Registrant's Registration Statement on Forms S-8
                    (File No. 333-13191)).
         (10.11)    Central Bancorporation Director Stock Option Plan
                    (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8
                    (File No. 333-13191)).
         (10.12)    1996 Outside Directors Stock Options-for-Fees Plan
                    (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8
                    (File No. 333-24525))
         (10.13) Employment Agreement with Patrick M. Fahey (incorporate by reference to Exhibit 10.2 to the Registrant's Registration
                    Statement on Form S-4 (File No. 333-49131))
         (10.14)    First National Bank of Port Orchard 1990 Employee and
                    Director Stock Option Plan (incorporated by reference to
                    Exhibit 99.1 to the Registrant's Registration Statement on
                    Form S-8 (File No. 333-50685))
         (10.15) Pacific Northwest Bank 1988 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Registrant's
                    Registration Statement on Form S-8 (File No. 333-57679))
         (10.16)    Pioneer Bancorp, Inc. Amended and Restated Incentive Stock
                    Option Plan (incorporated by reference to Exhibit 99.2 to the Registrant's Registration Statement on Form S-8
                    (File No. 333-57679))
         (10.17)    Kittitas Valley Bancorp 1996 Director Stock Option Plan
                    (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8
                    (File No. 333-65839))
         (10.18)    Kittitas Valley Bancorp Employee Stock Option Plan
                    (incorporated by reference to Exhibits 99.2 and 99.3 to the Registrant's Registration Statement on Form S-8
                    (File No. 333-65839))
         (10.19)    Form of Severance Pay Agreement entered into between
                    InterWest Bank and Stephen M. Walden, H. Glenn Mouw, Clark
                    W. Donnell and Kenneth G. Hulett



         (13)       Selected Consolidated Financial Data, Management Discussion
                    and Analysis and Consolidated Financial Statements included in the 1999 Annual Report to Shareholders
         (21)       Subsidiaries of the Registrant
         (23.1)     Consent of Independent Auditors
         (27)       Financial Data Schedule




                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, InterWest Bancorp, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      InterWest Bancorp, Inc.

 Date:  December 21, 1999             By:    /s/ Stephen M.Walden
                                           -------------------------------------
                                           Stephen M. Walden
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on this 21st day of December, 1999.


Signatures                                               Titles
----------                                               ------

/s/ Stephen M. Walden                                    Director, President and Chief Executive Officer
------------------------------------------
Stephen M. Walden

/s/ H. Glenn Mouw                                        Executive Vice President (Principal Financial Officer)
------------------------------------------
H. Glenn Mouw

/s/ Eric Jensen                                          Chief Accounting Officer (Principal Accounting Officer)
------------------------------------------
Eric Jensen

/s/ Barney R. Beeksma                                    Chairman of the Board
------------------------------------------
Barney R. Beeksma

/s/ Gary M. Bolyard                                      Director
------------------------------------------
Gary M. Bolyard

/s/ Larry Carlson                                        Director
------------------------------------------
Larry Carlson

/s/ Michael T. Crawford                                  Director
------------------------------------------
Michael T. Crawford

/s/ Patrick M. Fahey                                     Director
------------------------------------------
Patrick M. Fahey

/s/ Jean Gorton                                          Director
------------------------------------------
Jean Gorton

/s/ C. Stephen Lewis                                     Director
------------------------------------------
C. Stephen Lewis

/s/ Clark H. Mock                                        Director
------------------------------------------
Clark H. Mock

/s/ Russel E. Olson                                      Director
------------------------------------------
Russel E. Olson

/s/ Vern Sims                                            Director
------------------------------------------
Vern Sims

                                      17