Form 10-K405/A
period 1999-09-30
INTERWEST BANCORP INC
filed 1999-12-30
CIK 949504

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended September 30, 1999 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number: 0-26632

                             InterWest Bancorp, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)



Washington                                                   91-1691216
- -------------------------------                          -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

275 Southeast Pioneer Way, Oak Harbor, Washington           98277
- -------------------------------------------------        ------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code       (360) 679-4181
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




                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, InterWest Bancorp, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      InterWest Bancorp, Inc.

 Date:  December 30, 1999             By:    /s/ Stephen M. Walden
                                           -------------------------------------
                                           Stephen M. Walden
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)