Form 10-Q
period 1999-12-31
INTERWEST BANCORP INC
filed 2000-02-14
CIK 949504

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
           (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities and Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

 ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

              For the transition period ________ from to ________

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

                                                 YES   X   NO
                                                      ---      ---


As of December 31, 1999, 15,800,377 shares of common stock were outstanding with no par value.

                             INTERWEST BANCORP, INC

INDEX                                                                                   PAGE
-----                                                                                   ----
PART 1.                    FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS

                           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           AS OF DECEMBER 31, 1999 AND SEPTEMBER 30, 1999                  1

                           CONSOLIDATED STATEMENTS OF INCOME
                           FOR THE THREE MONTH PERIODS ENDED
                           DECEMBER 31, 1999 AND 1998                                      2

                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 1999
                           AND THE YEAR ENDED SEPTEMBER 30, 1999                           3

                           CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                           THE THREE MONTH PERIODS ENDED
                           DECEMBER 31, 1999 AND 1998                                      4-5

                           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS            6-8

ITEM 2.                    MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS                             9-23

PART II.                   OTHER INFORMATION

ITEM 6.                    EXHIBITS AND REPORTS ON FORM 8-K                                24

SIGNATURES                                                                                 25

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


DOLLARS IN THOUSANDS                                               December 31, 1999    September 30, 1999
----------------------------------------------------------------------------------------------------------
                                                                     (unaudited)
ASSETS

    Cash and cash equivalents
         Non-interest-bearing                                          $104,415                   $70,623
         Interest-bearing deposits with banks                             9,647                    10,471
    Securities available for sale, at estimated fair value              747,982                   700,550
    Securities held to maturity                                          68,896                    70,692
    Loans receivable, net                                             1,672,315                 1,561,584
    Loans held for sale                                                  22,397                    23,138
    Interest receivable                                                  16,781                    15,962
    Real estate held for sale and for development                         8,955                     8,260
    Federal Home Loan Bank (FHLB) stock, at cost                         44,347                    42,536
    Premises and equipment, net                                          53,847                    54,132
    Intangible assets                                                    21,544                    11,999
    Other assets                                                         11,442                     9,592
                                                               ------------------------------------------

    Total assets                                                     $2,782,568                $2,579,539
                                                                   ======================================

LIABILITIES

    Non-interest-bearing deposits                                      $212,880                  $197,732
    Interest-bearing deposits                                         1,385,310                 1,381,217
                                                                      -----------------------------------

    Total deposits                                                    1,598,190                 1,578,949

    FHLB advances                                                       670,234                   682,238
    Securities sold under agreements to repurchase                      282,655                   131,972
    Guaranteed preferred beneficial interests in
      subordinated debt                                                  40,000                        --
    Other liabilities                                                    15,399                    17,374
    Other borrowings                                                      4,370                     3,700
                                                                      ------------------------------------

    Total liabilities                                                 2,610,848                 2,414,233

SHAREHOLDERS' EQUITY

    Common stock, no par value
      Authorized shares 30,000,000
      Issued and outstanding 15,800,377 and 15,434,690                       --                        --
    Paid-in-capital                                                      33,297                    26,127
    Retained earnings                                                   162,043                   158,828
    Debt related to employee stock ownership plan (ESOP)                 (2,980)                   (3,608)
    Accumulated other comprehensive loss:
      Unrealized loss on securities available
      for sale, net of tax                                              (20,640)                  (16,041)
                                                                      ------------------------------------

    Total shareholders' equity                                          171,720                   165,306
                                                                     ------------------------------------

    Total liabilities and shareholders' equity                        $2,782,568               $2,579,539
                                                                      ===================================

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                            Three months ended December 31,
 DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS                                 1999            1998
 ------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
     Loans receivable and loans held for sale                                 $36,297         $31,773
     Securities available for sale                                             12,264          10,462
     Securities held to maturity                                                1,096           1,259
     Other                                                                        724           1,582
                                                                            -------------------------
                                                                               50,381          45,076
INTEREST EXPENSE
     Deposits                                                                  14,791          14,664
     FHLB advances and other borrowings                                         9,553           7,890
     Securities sold under agreements to repurchase                             2,445           1,930
     Guaranteed preferred beneficial interests in subordinated debt               494              --
                                                                            -------------------------
                                                                               27,283          24,484

Net interest income before provision for losses on loans                       23,098          20,592

     Provision for losses on loans                                                550             498
                                                                              -----------------------

Net interest income after provision for losses on loans                        22,548          20,094

NON-INTEREST INCOME
     Gain on sale of loans                                                         71           4,070
     Service fees                                                               2,744           2,661
     Investment product fees and insurance commissions                            634             590
     Gain (loss) on sale of securities available for sale                          --           (160)
     Other                                                                        841             680
                                                                               ----------------------
                                                                                4,290           7,841

NON-INTEREST EXPENSE
     Compensation and employee benefits                                        10,219           9,131
     General and administrative                                                 4,387           3,954
     Occupancy                                                                  2,516           2,303
     Data processing                                                            1,258           1,084
     Loss from real estate write-downs and operations                              63             301
                                                                             ------------------------
                                                                               18,443          16,773

Income before income taxes                                                      8,395          11,162

Income tax expense                                                              2,933           3,794
                                                                               ----------------------

Net income                                                                     $5,462          $7,368
                                                                               ======================

Basic net income per share                                                      $0.34           $0.47
                                                                              =======================

Diluted net income per share                                                    $0.34           $0.46
                                                                              =======================

Dividends declared per share                                                    $0.14           $0.14
                                                                               ======================


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                          Accumulated     Debt
                                                                             Other       Related
                                  Common Stock,   Paid-in     Retained    Comprehensive    To
DOLLARS IN THOUSANDS, EXCEPT       no par value    Capital     Earnings       Loss        ESOP           Total
SHARE DATA                         Shares

-------------------------------------------------------------------------------------------------------------------
OCTOBER 1, 1998                   15,651,345        $36,512      $139,781       $(706)    $(3,935)        $171,652

Dividends, $0.56 per share                                        (8,808)                                  (8,808)

Issuance of common stock:
   Stock option plans                285,900          1,525                                                  1,525

Purchase and retirement of                         (11,910)                                               (11,910)
common stock                       (521,500)

ESOP loan repayment                   18,945                                                   327             327

Comprehensive income:

  Net income                                                       27,855                                   27,855

  Other comprehensive loss-

    Unrealized loss on
    securities available for
    sale, net of tax benefit of                                               (15,335)                    (15,335)
                                                                                                          --------
    $8,253 and
    reclassification adjustment
    for gains included in net
    income of $47

Total comprehensive income                                                                                  12,520

-------------------------------------------------------------------------------------------------------------------

SEPTEMBER 30, 1999                15,434,690         26,127       158,828     (16,041)     (3,608)         165,306

Dividends, $0.14 per share                                        (2,247)                                  (2,247)

Issuance of common stock:
  Stock option plans                  55,600            328                                                    328
  Acquisitions
                                     677,109         14,463                                                 14,463

ESOP loan repayment                   25,478                                                   628             628

Purchase and retirement of         (392,500)        (7,621)                                                (7,621)
common stock

Comprehensive income:

  Net income                                                        5,462                                    5,462

  Other comprehensive loss-

    Unrealized loss on                                                         (4,599)                     (4,599)
    securities available for                                                                               -------
    sale, net of tax benefit of
    $2,476

Total comprehensive income                                                                                     863

-------------------------------------------------------------------------------------------------------------------

DECEMBER 31, 1999                 15,800,377        $33,297      $162,043    $(20,640)    $(2,980)        $171,720
===================================================================================================================

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                  Three months ended December 31,
DOLLARS IN THOUSANDS                                                    1999                 1998
--------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES

Net income                                                              $5,462               $7,368
Adjustments to reconcile net income to net
    cash provided by operating activities:
  Depreciation                                                           1,149                1,233
  Amortization of intangible assets                                        495                  352
  Provision for losses on loans                                            550                  498
  Loss on real estate held for sale and for development                     10                  232
  Amortization and accretion of premiums and discounts, net                270                  353
  Gain on sale of loans                                                    (71)              (4,070)
  Loss on sale of securities available for sale                             --                  160
  Gain on sale of real estate held for sale and
    for development                                                       (103)                 (85)
  Loan fees deferred, net of amortization                                  730                  674
  FHLB stock dividends                                                    (777)                (734)
Changes in operating assets and liabilities:
    Interest receivable                                                   (565)                (805)
    Other assets                                                           393               (1,448)
    Other liabilities                                                   (1,516)               1,407
                                                                   -----------------------------------

Net cash provided by operating activities                               $6,027               $5,135

INVESTING ACTIVITIES

 Purchases of securities available for sale                            (14,380)            (624,823)
 Proceeds from maturing securities available for sale                    2,423              162,969
 Proceeds from sale of securities available for sale                        --              159,073
 Proceeds from maturing securities held to maturity                        770                  370
 Principal repayments on securities available for sale                  17,867               48,481
 Principal repayments on securities held to maturity                     1,010                5,166
 Proceeds from sale of loans                                             2,316              140,904
 Net increase in loans receivable                                     (134,868)            (142,138)
 Proceeds from sale of real estate held for sale
    and for development                                                  1,190                1,762
 Purchases of premises and equipment                                      (748)              (2,255)
 Purchases of FHLB stock                                                   --               (1,863)
 Net decrease in federal funds sold                                        --                 5,412
 Cash received in acquisition                                            9,735                   --
 Improvements capitalized to real estate held for sale
    and for development                                                   (168)                (531)
                                                                         --------------------------

Net cash used in investing activities                                $(114,853)           $(247,473)


                                                                     Three months ended December 31,
DOLLARS IN THOUSANDS                                                   1999                     1998
----------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES

  Net increase in deposits                                               1,494               25,267
  Net decrease in certificates of deposit                              (30,205)             (50,002)
  Proceeds from FHLB advances, securities sold under
    agreements to repurchase, and other borrowings                     559,087              200,822
  Repayment of FHLB advances, securities sold under
    agreements to repurchase and other borrowings                     (419,111)             (26,477)
  Proceeds from issuance of guaranteed preferred
    beneficial interests in subordinated debt                           40,000                   --
  Dividends paid to shareholders                                        (2,178)              (2,211)
  Purchase and retirement of common stock                               (7,621)                  --
  Issuance of common stock from exercise of stock options                  328                  203
                                                                  ---------------------------------

Net cash provided by financing activities                              141,794              147,602
                                                                    -------------------------------

Net increase (decrease) in cash and cash equivalents                    32,968              (94,736)

CASH AND CASH EQUIVALENTS
  Beginning of period                                                   81,094              181,422
                                                                    -------------------------------

  End of period                                                       $114,062            $  86,686
                                                                     ==============================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid during the period for:
    Interest                                                           $26,321              $25,446
    Income taxes                                                            --                    7
  Non-cash investing and financing activities:
    Loans receivable transferred to real estate held for sale            1,355                1,194
    Loans receivable securitized as securities available for sale       57,018                   --
    ESOP loan repayment                                                    628                   --

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of InterWest Bancorp, Inc. (InterWest Bancorp) and its wholly owned subsidiaries (collectively InterWest). As of December 31, 1999, InterWest Bancorp's wholly owned subsidiaries were InterWest Bank, Pacific Northwest Bank, Kittitas Valley Bank, N.A., National Bank of Tukwila and InterWest Capital Trust I. All material intercompany transactions and balances have been eliminated.

On October 1, 1999, InterWest Bancorp completed the acquisition of NBT Northwest Bancorp and its banking subsidiary National Bank of Tukwila of Tukwila, Washington. This acquisition was accounted for using the purchase method.

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the financial statements and thus actual results could differ from the amounts reported and disclosed herein.

InterWest Bancorp is a multi-bank holding company incorporated in Washington state. Through its subsidiaries, a wide range of financial services are offered to individuals and businesses throughout western and central Washington state. Financial services of InterWest include the banking activities of accepting deposits from individuals and businesses and originating residential loans, consumer loans, commercial real estate loans, commercial loans and agricultural loans.

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim consolidated financial statements. The consolidated statements of operations for the three-month periods ended December 31, 1999 and 1998 are not necessarily indicative of the operating results for the full year. For further information, refer to the consolidated financial statements and footnotes for the year ended September 30, 1999.

NOTE B  RECLASSIFICATIONS

Certain reclassifications have been made to prior financial statements to conform to current presentation. The effects of the reclassifications are not considered material.

NOTE C NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by diluted weighted average shares outstanding, which includes common stock equivalent shares outstanding using the treasury stock method. Common stock equivalents include shares issuable upon exercise of stock options. Unallocated shares relating to the debt leveraged money purchase employee stock ownership plan debt obligation are deducted in the calculation of weighted average shares outstanding.

The following table sets forth the computation of basic and diluted net income per share for the three months ended December 31, 1999 and 1998:

                                                                       Three months ended December 31,
DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS               1999                  1998
---------------------------------------------------------------------------------------------------
NUMERATOR:

Net income                                                                     $5,462          $7,368
                                                                              ========================

DENOMINATOR:

Denominator for basic net income per share-
     Weighted average shares                                               16,001,909      15,659,278
Effect of dilutive securities:
      Stock options                                                           208,300         459,239
                                                                       ---------------------------------
Denominator for diluted net income per share-
Weighted average shares and assumed conversion
     of dilutive stock options                                             16,210,209      16,118,517
                                                                           ==========================

Basic net income per share                                                      $0.34           $0.47
                                                                        =============================

Diluted net income per share                                                    $0.34           $0.46
                                                                        =============================

NOTE D GUARANTEED PREFERRED BENEFICIAL INTEREST IN SUBORDINATED DEBT

On November 15, 1999, $40,000,000 of 9.875 percent Capital Securities were issued by InterWest Capital Trust I (the Trust). The Trust is a business trust organized in November 1999, and InterWest Bancorp owns 100 percent of the common equity of the Trust.

The proceeds of the offering were invested by the Trust in junior subordinated debentures of InterWest Bancorp. The debentures held by the Trust are the sole assets of the Trust. Distributions on the capital securities issued by the Trust are payable semiannually at 9.875 percent per annum, which is equal to the interest rate being earned by the Trust on the debentures held by the Trust. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The debentures will not mature earlier than November 15, 2009, and not later than November 15, 2029. InterWest Bancorp has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees.

InterWest is using the proceeds for general corporate purposes including stock repurchases and investment in the subsidiary banks. The capital securities are included with borrowings as a separate line item in the consolidated statements of financial condition and distributions payable on the capital securities as interest expense in the consolidated statements of income. The capital securities qualify as Tier I capital under the capital guidelines of the Federal Reserve Board.

NOTE E SHAREHOLDERS' EQUITY

On November 16, 1999, the Board of Directors authorized the purchase of an additional 5 percent of InterWest Bancorp's outstanding shares of common stock in the open market over the next twelve months. The Board of Directors previously approved a stock repurchase plan of 5 percent on January 20, 1999. During the three months ended December 31, 1999, InterWest Bancorp repurchased 392,500 shares (2.4 percent of the total common shares outstanding) at a total price of $7.6 million.

NOTE F BUSINESS COMBINATIONS

On October 1, 1999, InterWest Bancorp completed the acquisition of NBT Northwest Bancorp (NBT) of Tukwila, Washington. NBT's commercial banking subsidiary, National Bank of Tukwila, operates one office in south King County. Under the terms of this transaction, NBT merged into InterWest Bancorp with National Bank of Tukwila becoming a wholly owned subsidiary of InterWest Bancorp. At the acquisition date, NBT had total consolidated assets of $53.0 million, total loans receivable of $37.8 million, total deposits of $48.0 million and shareholders' equity of $4.9 million. Each share of NBT common stock was exchanged for 0.88 shares of InterWest Bancorp common stock. The total number of shares issued was 677,109. This acquisition has been accounted for using the purchase method and resulted in the recording of $9.7 million in goodwill by InterWest Bancorp. This goodwill will be amortized using the straight-line method over a period of twenty years.

NOTE G  SUBSEQUENT EVENTS

On January 3, 2000, Kittitas Valley Bank, N.A. was merged into Pacific Northwest Bank.

On February 9, 2000, InterWest Bancorp and Liberty Bay Financial Corporation (Liberty) announced the termination of a definitive agreement to merge that was entered into on September 14, 1999. Liberty's commercial banking subsidiary, North Sound Bank, operates eight offices on the Olympic Peninsula in Washington state. InterWest Bancorp's banking subsidiaries, InterWest Bank and Pacific Northwest Bank, also presently operate eight offices on the Olympic Peninsula. The decision to terminate the definitive agreement was based primarily on regulatory approval issues that would require at least one office to be divested of loans, deposits and facilities to another financial institution in order for the acquisition to be approved. The restrictions proposed for the approval of the acquisition were more onerous than originally expected and would limit InterWest's ability to serve the Olympic Peninsula market as planned when the definitive agreement was entered. Costs incurred to date are not material and will be expensed during the quarter ended March 31, 2000.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is provided for the consolidated financial condition and results of operations of InterWest Bancorp, Inc. (InterWest Bancorp), which includes its wholly owned subsidiaries (collectively InterWest). As of December 31, 1999, InterWest Bancorp's wholly owned subsidiaries were InterWest Bank, Pacific Northwest Bank, Kittitas Valley Bank, N.A., National Bank of Tukwila and InterWest Capital Trust I. The purpose of this discussion is to focus on significant factors concerning InterWest's financial condition and results of operations. This discussion should be read along with the consolidated financial statements for an understanding of the following discussion and analysis.

InterWest has continued its strategy to increase its emphasis on commercial banking and the goal of becoming a statewide institution. InterWest is a financial services company that provides a variety of products and services for both individual and business customers. InterWest will continue to change the composition of the loan portfolio and the deposit base. These changes are designed to have a positive impact on net interest income and service fee revenue while meeting the needs of InterWest's customers.

InterWest has completed the acquisition of seven commercial banks since 1996 which has added a total of $668 million in assets as measured at the respective acquisition dates. The acquisition of Central Bancorporation (Central) on August 31, 1996 was the first of these acquisitions. Central's commercial banking subsidiaries, Central Washington Bank and North Central Washington Bank, operated ten offices in central Washington.

On January 15, 1998, InterWest Bancorp acquired Puget Sound Bancorp, Inc. (Puget), of Port Orchard, Washington. Puget's commercial banking subsidiary, First National Bank of Port Orchard, operated three offices in western Washington. On October 15, 1998, First National Bank of Port Orchard was merged into Pacific Northwest Bank.

On June 15, 1998, InterWest Bancorp acquired Pacific Northwest Bank (Pacific), of Seattle, Washington. At the acquisition date, Pacific operated four offices in the metropolitan Seattle area of western Washington.

On June 16, 1998, InterWest Bancorp acquired Pioneer Bancorp, Inc. (Pioneer), of Yakima, Washington. Pioneer's commercial banking subsidiary, Pioneer National Bank, operated five offices in central Washington. On January 22, 1999, Pioneer National Bank was merged into Pacific Northwest Bank.

On August 31, 1998, InterWest Bancorp acquired Kittitas Valley Bancorp, Inc. (Kittitas), of Ellensburg, Washington. Kittitas' commercial banking subsidiary, Kittitas Valley Bank, N.A., operated three offices in central Washington. On January 3, 2000, Kittitas Valley Bank, N.A. was merged into Pacific Northwest Bank.

On October 1, 1999, InterWest Bancorp completed the acquisition of NBT Northwest Bancorp (NBT) of Tukwila, Washington. NBT's commercial banking subsidiary, National Bank of Tukwila operates one office in south King County. Under the terms of this transaction, NBT merged into InterWest Bancorp with National Bank of Tukwila becoming a wholly owned subsidiary of InterWest Bancorp. Each share of NBT common stock was exchanged for 0.88 shares of InterWest Bancorp common stock. At the acquisition date, NBT had total consolidated assets of $53.0 million, total loans receivable of $37.8 million, total deposits of $48.0 million and shareholders' equity of $4.9 million. The transaction resulted in the recording of $9.7 million in goodwill by InterWest Bancorp. This goodwill will be amortized using the straight-line method over a period of twenty years.

The following table summarizes pertinent information related to the completed acquisitions:

Acquisition                                             Total Assets At Acquisition Date           Common Shares
Date                       Institution                        (dollars in thousands)                  Issued
--------------------------------------------------------------------------------------------------------------------
August 31, 1996            Central Bancorporation (1)          $    206,093                       2,147,391
January 15, 1998           Puget Sound Bancorp, Inc.(1)              53,109                         586,420
June 15, 1998              Pacific Northwest Bank (1)               200,219                       2,346,081
June 16, 1998              Pioneer Bancorp, Inc. (1)                108,399                         692,846
August 31, 1998            Kittitas Valley Bancorp, Inc. (2)         47,441                         229,831*
October 1, 1999            NBT Northwest Bancorp (2)                 53,018                         677,109


(1) Pooling-of-interests method of accounting
(2) Purchase method of accounting

* Additionally, $6.4 million in cash was paid to Kittitas shareholders.

On February 9, 2000, InterWest Bancorp and Liberty Bay Financial Corporation (Liberty) announced the termination of a definitive agreement to merge that was entered into on September 14, 1999. Liberty's commercial banking subsidiary, North Sound Bank, operates eight offices on the Olympic Peninsula in Washington state. InterWest Bancorp's banking subsidiaries, InterWest Bank and Pacific Northwest Bank, also presently operate eight offices on the Olympic Peninsula. The decision to terminate the definitive agreement was based primarily on regulatory approval issues that would require at least one office to be divested of loans, deposits and facilities to another financial institution in order for the acquisition to be approved. The restrictions proposed for the approval of the acquisition were more onerous than originally expected and would limit InterWest's ability to serve the Olympic Peninsula market as planned when the definitive agreement was entered. Costs incurred to date are not material and will be expensed during the quarter ended March 31, 2000.

A source of future growth may be through acquisitions. InterWest believes that many other financial institutions are considering selling their institutions for a variety of reasons, including lack of shareholder liquidity, management succession issues, technology challenges, increasing competition and pending changes with respect to the method of accounting used for mergers and acquisitions. InterWest actively reviews proposals for various acquisition opportunities. InterWest has a due diligence review process to evaluate potential acquisitions and has established parameters for potential acquisitions relating to market factors, financial performance and certain non-financial factors. Successful completion of acquisitions by InterWest depends on several factors such as the availability of suitable acquisition candidates, necessary regulatory and shareholder approval and compliance with applicable capital requirements. No assurance can be made that acquisition activity will continue in the future.

Currently, InterWest conducts its business through 55 full-service offices in western and central Washington state. Investments are available through InterWest Financial Services, Inc. and insurance products are available through InterWest Insurance Agency, Inc., wholly owned subsidiaries of InterWest Bank.

RESULTS OF OPERATIONS

InterWest's net income was $5.5 million for the three months ended December 31, 1999, compared to $7.4 million for the three months ended December 31, 1998. Diluted net income per share was $0.34 for the three months ended December 31, 1999, compared to $0.46 for the three months ended December 31, 1998. The decrease in net income from the quarter ended December 31, 1998 was primarily due to a decrease in the gain on sale of loans of $2.6 million, net of tax. This decrease in net income was partially offset by an increase in net interest income and the affect of the acquisition of National Bank of Tukwila.

InterWest's return on average shareholders' equity was 12.25 percent for the three months ended December 31, 1999, compared to 16.89 percent for the three months ended December 31, 1998. InterWest's return on average assets was 0.81 percent for the three months ending December 31, 1999, compared to 1.20 percent for the three months ended December 31, 1998.

The following table summarizes net income, net income per share and key financial ratios:

                                                              Three months ended December 31,

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS            1999                                  1998
------------------------------------------------------------------------------------------------------------
     Net income                                           $5,462                               $7,368
                                                          ===========================================

     Basic net income per share                            $0.34                                $0.47
                                                           ==========================================

     Diluted net income per share                          $0.34                               $0.46
                                                           ==========================================

     Return on average shareholders' equity                  12.25%                            16.89%

     Return on average assets                                 0.81%                             1.20%

     Net interest margin                                      3.67%                             3.58%

     Efficiency ratio                                        67.34%                            58.99%


NET INTEREST INCOME-- InterWest's net income is significantly affected by changes in net interest income, which is the difference between interest income received on loans receivable and other interest-earning assets and interest paid on deposits and borrowings. InterWest's operations are sensitive to changes in interest rates and the resulting impact on net interest income.

Net interest income before provision for losses on loans increased to $23.1 million for the three months ended December 31, 1999, compared to $20.6 million for the three months ended December 31, 1998. The increase in net interest income is due to an increase in interest-earning assets, an increase in net interest margin and the affect of the acquisition of National Bank of Tukwila.

Interest income was $50.4 million for the three months ended December 31, 1999, compared to $45.1 million for the three months ended December 31, 1998. The increase was due to an increase in the yield earned and growth in interest-earning assets. The yield on interest-earning assets increased to 8.01 percent for the three months ended December 31, 1999, compared to 7.83 percent for the three months ended December 31, 1998. This increase was primarily due to a change in the composition of average interest-earning assets with a greater percentage comprised of loans receivable and in particular, higher yielding commercial and commercial real estate loans. The yield on interest earning assets also increased due to an overall increase in interest rates and the resulting impact on adjustable rate loans and securities.

Interest expense was $27.3 million for the three months ended December 31, 1999, compared to $24.5 million for the three months ended December 31, 1998. This increase was due to an increase in interest-bearing liabilities to fund asset growth and an increase in the cost of funds. The cost of funds was 4.35 percent for the three months ended December 31, 1999, compared to 4.33 percent for the three months ended December 31, 1998. The increase in the cost of funds was due to an increase in the cost of borrowings and a greater percentage of interest-bearing liabilities being comprised of borrowings. The cost of borrowings increased due to the issuance of $40 million of trust preferred securities at 9.875 percent during the quarter ended December 31, 1999, and an increase in interest rates on other borrowing sources. The affect of the increase in cost of borrowings was partially offset by a decrease in the cost of deposits. The cost of deposits decreased due to increases in transaction deposit balances and decreases in certificates of deposit.

InterWest's net interest margin, which is net interest income divided by average interest-earning assets, increased to 3.67 percent for the three months ended December 31, 1999, compared to 3.58 percent for the three months ended December 31, 1998. The increase in net interest margin was primarily the result of an increase in the yield earned on interest-earning assets, which was partially offset by an increase in the cost of funds.

During the quarter ended December 31, 1999, overall interest rates increased. In periods of rising interest rates, InterWest's net interest income and net interest margin may decrease as a greater amount of interest-bearing liabilities are subject to more rapid repricing than interest-earning assets. InterWest is taking the following steps to offset rising interest rates and increase net interest income and net interest margin: increasing commercial lending, reducing dependence on single-family mortgage loans, and increasing non-interest-bearing and interest-bearing transaction deposits.

AVERAGE RATES AND BALANCES -- The following table indicates the average balance and average interest rates earned or paid, interest rate spread and net interest margin for the three months ended December 31:

                                                              1999                            1998
                                            --------------------------------------  -----------------------------------------
                                            Average                                 Average
DOLLARS IN THOUSANDS                        Balance           Rate                  Balance             Rate
Loans receivable and loans
   held for sale                           $1,636,804           8.87%             $1,421,388           8.94%
Securities available for sale,
   securities held to maturity and
   other interest-earning assets              879,481           6.41%                879,975           6.05%
                                          ------------------------------------------------------------------
Total interest-earnings assets              2,516,285           8.01%              2,301,363           7.83%
                                          ------------------------------------------------------------------

Deposits                                    1,638,661           3.61%              1,552,374           3.78%
FHLB advances, securities
   sold under agreements
   to repurchase and                          869,800           5.74%                710,286           5.53%
   other borrowings
                                          ------------------------------------------------------------------
Total interest-bearing liabilities          2,508,461           4.35%              2,262,660           4.33%
                                          ------------------------------------------------------------------

Net interest spread                      $      7,824           3.66%            $    38,703           3.50%
                                         ===================================================================

Net interest margin                                             3.67%                                  3.58%
                                                                =====                                  =====


The following table provides information on changes in net interest income for the periods that are attributable to changes in interest rates and changes in volume:

                                                              Three months December 31, 1999 vs 1998
                                                                           Increase  (Decrease)
                                                                           Due to changes in

DOLLARS IN THOUSANDS                                                   Rate           Volume                Total
-------------------------------------------------------------------------------------------------------------------

INTEREST-EARNING ASSETS

Loans receivable and loans held for sale                          $    (255)       $ 4,779               $ 4,524

Securities available for sale, securities held
   to maturity and other interest-earning assets                        788             (7)                  781
                                                                        ----------------------------------------

Total net change in income on interest-earning assets                   533          4,772                 5,305
                                                                        ---------------------------------------

INTEREST-BEARING LIABILITIES

Deposits                                                               (668)           795                   127

FHLB advances, securities  sold under agreement to
   repurchase and other borrowings                                      394          2,278                 2,672
                                                                        ----------------------------------------

Total net change in expense on interest-bearing liabilities            (274)         3,073                 2,799
                                                                       -----------------------------------------

Net change in net interest income                                      $807         $1,699                $2,506
                                                                     ===========================================

PROVISION FOR LOSSES ON LOANS -- The provision for losses on loans was $550,000 for the three months ended December 31, 1999, compared to $498,000 for the three months ended December 31, 1998.

NON-INTEREST INCOME -- Non-interest income was $4.3 million for the three months ended December 31, 1999, a decrease from $7.8 million for the three months ended December 31, 1998. The decrease in non-interest income from the three months ended December 31, 1998, was primarily due to a decrease in the gain on sale of loans. The decrease in the gain on sale of loans was partially offset by increases in services fees and other non-interest income.

During 1998 and the first half of fiscal year 1999, the low long-term interest rate environment resulted in increased fixed-rate single-family residential mortgage loan refinances and opportunities to sell these loans on the secondary market for a premium. During the second half of 1999, long-term interest rates increased and single-family residential mortgage loan originations decreased, and as a result, sales of single-family mortgage loans declined as compared to 1998 and the first half of fiscal year 1999. Based on the current interest rate environment, InterWest anticipates that single-family mortgage loan sales will remain at low levels during the remainder of 2000 compared to the first half of fiscal year 1999. It is currently InterWest's strategy to originate and securitize single-family mortgage loans as securities available for sale. During the quarter ended December 31, 1999, $57.0 million of single-family mortgage loans were securitized as securities available for sale.

NON-INTEREST EXPENSE -- Non-interest expense was $18.4 million for the three months ended December 31, 1999, compared to $16.8 million for the three months ended December 31, 1998. This increase in non-interest expense was primarily due to the acquisition of National Bank of Tukwila, which increased non-interest expense by $0.5 million, including goodwill amortization, and the accrual for severance contracts totaling

$0.4 million. Excluding the National Bank of Tukwila expenses and severance contracts, non-interest expense has increased by $0.7 million or four percent compared to the prior year.

The efficiency ratio was 67.3 percent for the three months ended December 31, 1999, compared to 59.0 percent for the three months ended December 31, 1998. The increase in the efficiency ratio was primarily due to an increase in non-interest expense and a decrease in the gain on sale of loans. This was partially offset by an increase in net interest income.

Compensation and employee benefits were $10.2 million for the three months ended December 31, 1999, compared to $9.1 million for the three months ended December 31, 1998. The increase from the period one year ago was primarily due to the acquisition of National Bank of Tukwila and the accrual for severance contracts. Excluding National Bank of Tukwila compensation and severance contracts, compensation and employee benefits increased $0.5 million or five percent compared to the prior year.

As discussed previously, InterWest completed acquisitions of four commercial banks during fiscal year 1998 and one during the quarter ended December 31, 1999. However, the efficiencies available from eliminating duplication of administrative and operational functions have not been realized from the acquisitions. InterWest has selected a data processing system and is planning for a complete integration of various policies and procedures into a common operating platform. This is part of an overall plan to merge multiple charters that InterWest operates under and to be recognized and identified as one brand within its markets. The integration process has been delayed due to the focus of resources on Year 2000 issues and the process of selecting a common operating platform that best meets InterWest's future needs. The selection process has been completed and it is anticipated that data and systems conversions will commence during the second half of fiscal year 2000. It is the current plan to have data and systems conversions completed and to have the banking subsidiaries consolidated under one charter in calendar year 2001.

INCOME TAX EXPENSE --Income tax expense was $2.9 million for the three months ended December 31, 1999, compared to $3.8 million for the three months ended December 31, 1998. The effective tax rates were 34.9 percent for the three months ended December 31, 1999, compared to 34.0 percent for the three months ended December 31, 1998. The higher effective tax rate for 1999 is due to increased goodwill amortization that is not deductible for income tax purposes.

REVIEW OF FINANCIAL CONDITION

InterWest's total consolidated assets were $2.78 billion as of December 31, 1999, compared to $2.58 billion as of September 30, 1999. This increase is primarily due to increases in loans receivable, securities available for sale and the acquisition of National Bank of Tukwila.

CASH AND CASH EQUIVALENTS -- Non-interest-bearing cash increased to $104.4 million as of December 31, 1999, compared to $70.6 million as of September 30, 1999. This increase was due to the build-up of cash reserves for the Year 2000 event weekend.

SECURITIES -- As of December 31, 1999, InterWest had $748.0 million of securities available for sale, compared to $700.6 million as of September 30, 1999. Securities held to maturity have decreased to $68.9 million as of December 31, 1999, compared to $70.7 million as of September 30, 1999, as a result of maturities and principal repayments on mortgage-backed securities. The increase in securities available for sale is due to the fact that during the quarter ended December 31, 1999; InterWest securitized $57.0 million of single-family residential mortgage loans. It is currently InterWest's strategy to originate and securitize single-family mortgage loans rather than purchasing mortgage-backed securities. Management believes this will increase yields, liquidity and reduce regulatory capital requirements. As of December 31, 1999, 91.6 percent of InterWest securities were classified as available for sale. Management believes that a high percentage of securities classified as available for sale provides greater flexibility to respond to interest rate changes and liquidity needs to fund loan growth.

InterWest maintains liquidity in accordance with an internal liquidity policy. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives, management's judgment as to the attractiveness of the yields then available in relation to other opportunities, and management's expectation of the level of yield that will be available in the future. Management's projections as to the short-term demand for funds to be used for loan originations and other activities can also affect liquidity levels.

Securities are categorized as held to maturity or available for sale, based upon management's intent as to the ultimate disposition of each security acquired. InterWest does not currently trade securities. Securities classified as held to maturity are stated at amortized cost. Securities classified as available for sale are reported at estimated fair value, with unrealized gains and losses (net of income taxes) reported in accumulated other comprehensive income, a separate component of shareholders' equity.

LOANS RECEIVABLE AND LOANS HELD FOR SALE -- Loans receivable were $1.67 billion as of December 31, 1999, compared to $1.56 billion as of September 30, 1999. This increase was primarily due to growth in the loan portfolios of InterWest Bank and Pacific Northwest Bank and partially due to the acquisition of National Bank of Tukwila. It is management's intention to increase the loan portfolio, and in particular commercial lending, which should have a positive impact on net interest income. Growth in the loan portfolio would have been more significant during the quarter ended December 31, 1999, however, $57.0 million of single-family mortgages were securitized into securities available for sale during the quarter.

The commercial bank acquisitions increased InterWest's ability to originate commercial loans. These acquisitions, as well as the development of commercial banking at InterWest Bank, have changed the composition of the InterWest loan portfolio to that of a financial institution that emphasizes both real estate mortgage and commercial lending. Growth in commercial lending should shorten duration risk, increase net interest margin, create better protection from interest rate volatility and ultimately meet the needs of InterWest's customers.

Single-family residential mortgage loans outstanding increased $14.8 million from September 30, 1999. This increase would have been more significant; however, $57.0 million of single-family residential mortgages were securitized during the quarter ended December 31, 1999. As of December 31, 1999, single-family residential mortgage loans totaled $462.9 million, or 26.9 percent to total gross loans, compared to $448.1 million, or 27.9 percent of total gross loans, as of September 30, 1999.

The commercial loan portfolio was $310.1 million as of December 31, 1999, an increase of $20.9 million from September 30, 1999. Commercial real estate mortgage loans were $441.8 million as of December 31, 1999, an increase of $39.2 million from September 30, 1999. Commercial and commercial real estate loans outstanding represented 43.7 percent of total gross loans as of December 31, 1999, an increase from 43.0 percent of total gross loans as of September 30, 1999. This increase was due to the acquisition of National Bank of Tukwila and loan growth at InterWest Bank and Pacific Northwest Bank. Increases in commercial lending increased the yield earned on the loan portfolio and net interest income.

Real estate construction loans outstanding totaled $268.5 million as of December 31, 1999, an increase of $22.8 million from $245.7 million as of September 30, 1999.

Loans held for sale were $22.4 million as of December 31, 1999 compared to $23.1 million as of September 30, 1999. Loans held for sale are generally single-family mortgage loans and loans originated under a Small Business Administration program. Loans are typically sold to FHLMC and other financial institutions. In connection with most loan sales, InterWest retains the right to service the loans, for which it generally receives a fee based on the difference between the rate paid to the investor and that collected from the borrower. InterWest capitalizes loan-servicing rights either through the purchase or origination of mortgage loans that are subsequently sold or securitized with the servicing rights retained. Loan servicing rights are included in intangible assets and are amortized as an offset to service fees in proportion to and over the period of servicing income, not to exceed 15 years. Periodically, InterWest has sold loan servicing rights.

The following table sets forth the composition of InterWest's loan portfolio by type as of the dates indicated:


DOLLARS IN THOUSANDS                                        DECEMBER 31, 1999                  SEPTEMBER 30, 1999
-----------------------------------------------------------------------------------------------------------------
Real estate mortgage loans
   Single-family residential                                         $462,853                    $448,068
   Multi-family residential                                            78,340                      74,223
   Commercial                                                         441,782                     402,580
Real estate construction                                              268,483                     245,690
Consumer loans                                                        104,446                      97,153
Commercial loans                                                      310,059                     289,185
Agricultural loans                                                     54,071                      51,961
                                                                   --------------------------------------
                                                                    1,720,034                   1,608,860
Less:
      Loans held for sale                                              22,397                      23,138
     Allowance for losses on loans                                     15,182                      14,123
     Deferred loan fees and discounts                                  10,140                      10,015
                                                                   ----------                  ----------
                                                                   $1,672,315                  $1,561,584
                                                                   ==========                  ==========


NON-PERFORMING ASSETS -- Loans are generally placed on non-accrual when they become past due over 90 days or when the collection of interest or principal is considered unlikely. InterWest does not return a loan to accrual status until it is brought current with respect to both principal and interest and future principal payments are no longer in doubt. When a loan is placed on non-accrual status, any previously accrued and uncollected interest is reversed from interest income. Non-accrual loans totaled $11.0 million as of December 31, 1999, compared to $10.9 million as of September 30, 1999. Total non-performing assets, including non-accrual loans and real estate owned through foreclosure, totaled $15.3 million or 0.55 percent of total assets as of December 31, 1999, compared to $14.5 million or 0.56 percent of total assets as of September 30, 1999. The following table summarizes non-performing assets as of December 31, 1999, and September 30, 1999:


DOLLARS IN THOUSANDS                                   DECEMBER 31, 1999         SEPTEMBER 30, 1999
---------------------------------------------------------------------------------------------------

NON-ACCRUAL LOANS

Real estate mortgage loans
    Single-family residential                                $3,207                     $4,125
    Multi-family residential                                     --                         --
    Commercial                                                1,371                        792
Real estate construction                                        880                        880
Consumer loans                                                  366                        507
Commercial loans                                              5,038                      3,943
Agricultural loans                                               88                        652
                                                             ---------------------------------

    Total non-accrual loans                                  10,950                     10,899

Real estate owned through foreclosure                         4,313                      3,560
                                                              --------------------------------

Total non-performing assets                                 $15,263                    $14,459
                                                            ==================================


ALLOWANCE FOR LOSSES ON LOANS -- The allowance for losses on loans was $15.2 million or 0.90 percent of loans receivable as of December 31, 1999, compared to $14.1 million or 0.90 percent of total loans receivable as of

September 30, 1999. Net loan charge-offs were $269,000 or 0.07 percent of the average balance of loans outstanding for the three months ended December 31, 1999.

InterWest's allowance for losses on loans is maintained at an amount to sufficiently provide for estimated losses based on evaluating known and inherent risks in the loan portfolio. Management analyzes the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, delinquency levels, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectibility may not be assured. The appropriate amount of the allowance for losses on loans is estimated based upon factors and trends identified by management.

When available information confirms that specific loans or portions thereof, are uncollectible, these amounts are charged off against the allowance for losses on loans. The existence of some or all of the following criteria will generally confirm that a loss has been incurred: the loan is significantly delinquent and the borrower has not evidenced the ability or intent to bring the loan current; there is no recourse to the borrower, or if there is recourse, the borrower has insufficient assets to pay the debt; the fair value of the loan collateral is significantly below the current loan balance, and there is little or no near-term prospect for improvement. A provision for losses on loans, which is a charge against operations, is added to the allowance for losses on loans based on ongoing assessments of credit risk in the loan portfolio.

InterWest believes it has established its allowance for losses on loans in accordance with generally accepted accounting principles. However, there can be no assurance that in the future, regulators, when reviewing InterWest's loan portfolio, will not request InterWest to increase its allowance for losses on loans, thereby affecting InterWest's financial condition and results of operations. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for losses on loans is adequate. Substantial increases may be necessary should the quality of any loans deteriorate as a result of the factors discussed above.

The following tables summarize the activity in allowance for losses on loans during the three months ended December 31:


DOLLARS IN THOUSANDS                                            1999                  1998
------------------------------------------------------------------------------------------

Allowance as of beginning of period                            $14,123                $13,224

Provision for losses on loans                                      550                    498

Allowance acquired                                                 778                     --

Recoveries                                                         105                    123

Charge-offs                                                       (374)                  (318)
                                                                  ----------------------------

Allowance as of end of period                                  $15,182                $13,527
                                                               ==============================


INTANGIBLE ASSETS -- Intangible assets arising from acquisitions represent the excess of the purchase price over the estimated fair value of net assets acquired. InterWest periodically evaluates these intangible assets for impairment.

The increase in goodwill from September 30, 1999 to December 31, 1999 was due to the acquisition of National Bank of Tukwila which resulted in $9.7 million in goodwill recorded by InterWest Bancorp.

Loan servicing rights are capitalized when acquired either through the purchase or origination of loans that are subsequently sold or securitized with the servicing rights retained. InterWest evaluates loan servicing rights for impairment based on the estimated fair value of those rights on a periodic basis, using a valuation model that incorporates estimated future servicing income, discount rates, prepayment speeds and default rates. Loan servicing rights are included in intangible assets and are amortized as an offset to service fees in proportion to and over the period of estimated net servicing income.

Intangible assets are amortized using the straight-line and accelerated methods over periods not exceeding twenty years.

Intangible assets consisted of the following as of December 31 1999 and September 30, 1999:


DOLLARS IN THOUSANDS                                            DECEMBER 31, 1999       SEPTEMBER 30, 1999
----------------------------------------------------------------------------------------------------------
Goodwill                                                              $18,784                     $ 9,468
Core deposit intangible                                                   773                         817
Loan servicing intangibles                                              1,987                       1,714
                                                                    -------------------------------------
                                                                      $21,544                     $11,999
                                                                      =======                     =======


DEPOSITS -- InterWest offers various types of deposit accounts, including savings, checking accounts, money market accounts and a variety of certificate of deposit accounts. Deposit accounts vary as to terms, with the principal differences being the minimum balance required, the time period the funds must remain on deposit, the interest rate, and the deposit or withdrawal option. InterWest has rarely relied on brokered deposits, but has relied on generating deposits through a marketing strategy that employs a sales staff responsible for establishing new customer relationships.

Non-interest-bearing deposits increased to $212.9 million as of December 31, 1999, from $197.7 million as of September 30, 1999. The increase was primarily due to the acquisition of National Bank of Tukwila. Non-interest-bearing deposits represented 13.3 percent of total deposits as of December 31, 1999, an increase from 12.5 percent as of September 30, 1999. Interest-bearing transaction accounts (which includes interest-bearing checking, money market and savings accounts) totaled $571.1 million as of December 31, 1999, compared to $548.4 million as of September 30, 1999. Interest-bearing transaction accounts represented 35.8 percent of total deposits as of December 31, 1999, an increase from 34.8 percent as of September 30, 1999.

Certificates of deposit totaled $814.3 million as of December 31, 1999, compared to $832.8 million as of September 30, 1999. Certificates of deposit represented
50.9 percent of total deposits as of December 31, 1999, a decrease from 52.7 percent as of September 30, 1999.

Management is continuing to pursue initiatives to increase the percentage of non-interest-bearing deposits and interest-bearing transaction deposits relative to certificates of deposit. This activity should increase net interest income and service fee revenue while building customer relationships. As of December 31, 1999, 49.1 percent of InterWest's deposits were transaction accounts, compared to 47.3 percent as of September 30, 1999. The following table sets forth the balances of deposits by account type as of December 31, 1999, and September 30, 1999:


DOLLARS IN THOUSANDS                    DECEMBER 31, 1999               SEPTEMBER 30, 1999
------------------------------------------------------------------------------------------
Non-interest-bearing deposits               $212,880                         $197,732
Interest-bearing checking accounts           173,751                          171,578
Money market accounts                        300,267                          273,537
Savings accounts                              97,035                          103,306
Certificates of deposit                      814,257                          832,796
                                             -------                          -------

Total                                     $1,598,190                       $1,578,949
                                          ==========                       ==========


FHLB ADVANCES, SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS -- InterWest borrows through advances from the Federal Home Loan Bank (FHLB) and securities sold under agreements to repurchase with third parties. InterWest had $670.2 million outstanding in FHLB advances as of December 31, 1999, compared to $682.2 million as of September 30, 1999.

The FHLB provides credit for member financial institutions. As members, financial institutions are required to own capital stock in the FHLB, and are authorized to apply for advances on the security of such stock, certain home mortgages and other assets (principally securities that are obligations of, or guaranteed by, the United States). Advances are made to member financial institutions pursuant to several different programs. These programs are generally designed to meet the financial institution's need while still reflecting market terms and conditions. The subsidiary banks rely upon advances from the FHLB to supplement funds available to lend and to meet liquidity guidelines. Interest rates on these advances vary in response to general economic conditions. The contractual maturities of InterWest's FHLB advances are generally greater than one year; however, many of these advances have options whereby the FHLB can call the borrowing due prior to the contractual maturity.

InterWest uses the securities market for borrowings by utilizing its securities available for sale and securities held to maturity as collateral. These borrowings are collateralized by securities with an estimated fair value exceeding the face value of the borrowings. As of December 31, 1999, InterWest had $282.7 million outstanding in securities sold under agreements to repurchase, compared to $132.0 million as of September 30, 1999. This increase reflects changing economic conditions and interest rates and the corresponding affect on borrowing source decisions by management.

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN SUBORDINATED DEBT -- On November 15, 1999, $40 million of 9.875 percent Capital Securities were issued by InterWest Capital Trust I (the Trust). The Trust is a business trust organized in November 1999, and InterWest Bancorp owns 100 percent of the common equity of the Trust.

The proceeds of the offering were invested by the Trust in junior subordinated debentures of InterWest Bancorp. The debentures held by the Trust are the sole assets of the Trust. Distributions on the capital securities issued by the Trust are payable semiannually at 9.875 percent per annum, which is equal to the interest rate being earned by the Trust on the debentures held by the Trust. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The debentures will not mature earlier than November 15, 2009, and not later than November 15, 2029. InterWest Bancorp has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees.

InterWest is using the proceeds for general corporate purposes including stock repurchases and investment in the subsidiary banks. The capital securities qualify as Tier I capital under the capital guidelines of the Federal Reserve Board.

SHAREHOLDERS' EQUITY -- InterWest Bancorp is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. InterWest manages various capital levels at both the holding company and subsidiary bank level to maintain adequate capital ratios and levels in accordance with external regulations and capital guidelines established by the Board of Directors of each institution.

On November 16, 1999, the Board of Directors of InterWest Bancorp authorized the purchase of an additional 5 percent of its outstanding shares of common stock in the open market over the next twelve months. The Board of Directors previously approved a stock repurchase plan of 5 percent on January 20, 1999. During the three months ended December 31, 1999, InterWest Bancorp repurchased 392,500 shares (2.4 percent of the total common shares outstanding) at a total price of $7.6 million.

InterWest's total shareholders' equity was $171.7 million as of December 31, 1999, an increase of $6.4 million from $165.3 million as of September 30, 1999. The increase in shareholders' equity is due to the acquisition of National Bank of Tukwila, net income and the issuance of common stock under stock option plans offset by common stock repurchases, dividends to shareholders and the increase in the net unrealized loss on securities available for sale. Book value per share was $10.87 as of December 31, 1999, compared to $10.71 as of September 30, 1999. During the three months ended December 31, 1999, InterWest Bancorp declared cash dividends totaling $0.14 per share.

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

The subsidiary banks are members of the Federal Deposit Insurance Corporation
(FDIC), and as such, are subject to examination thereby. InterWest Bank is a state-chartered savings bank, and Pacific Northwest Bank is a state-chartered commercial bank, both of which are subject to regulation and supervision by the Washington Department of Financial Institutions Division of Banks. National Bank of Tukwila is a national banking association that is subject to regulation and supervision by the Office of the Comptroller of Currency. In practice, the primary regulator makes regular examinations of each subsidiary bank subject to its regulatory review or participates in joint examinations with other regulators. Areas subject to regulation by federal or state authorities include the allowance for losses on loans, investments, loans, mergers, issuance of securities, payment of dividends, establishment of branches and other aspects of operations.

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

InterWest Bancorp and its banking subsidiaries are subject to risk-based capital guidelines requiring minimum capital levels based on the credit risk of assets. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on InterWest's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, InterWest Bancorp and its banking subsidiaries must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. The regulations define the relevant capital levels for the five categories. In general terms, the capital definitions are as follows:


                                            Total Capital              Tier 1                    Tier 1
                                            (to Risk                   (to Risk                  (to Average
                                            Weighted Assets)           Weighted Assets)          Assets)
                                            ----------------           ----------------          ------------
Well capitalized                            10%                        6%                        5%
Adequately capitalized                      8%                         4%                        4%
Undercapitalized                            Below 8%                   Below 4%                  Below 4%
Significantly undercapitalized              Below 6%                   Below 3%                  Below 3%
Critically undercapitalized                 -                          -                         2% or less


InterWest Bancorp is subject to risk-based capital guidelines issued by the FRB, which establish a risk-adjusted ratio relating capital to different categories of assets. InterWest Bancorp's Tier I capital consists of shareholders' equity and guaranteed preferred beneficial interests in subordinated debt less certain intangibles, and excludes the equity impact of adjusting securities available for sale to estimated fair value. Total capital is Tier I capital and the allowance for losses on loans. The FRB's risk-based capital rules have been supplemented by a leverage capital ratio, defined as Tier I capital to adjusted quarterly average total assets. As of December 31, 1999, under the FRB's capital guidelines, InterWest Bancorp's levels of consolidated regulatory capital exceed the FRB's well-capitalized requirements.

The capital amounts and ratios for InterWest Bancorp, InterWest Bank and Pacific Northwest Bank as of December 31, 1999, are presented in the following table:


                                                                                        To Be Well
                                                                                        Capitalized Under
                                                                   For Capital          Prompt Corrective
                                                  Amount        Adequacy Purposes       Action Provisions
                                            --------------------------------------------------------------
DOLLARS IN THOUSANDS                        Amount     Ratio    Amount     Ratio        Amount       Ratio
----------------------------------------------------------------------------------------------------------
INTERWEST BANCORP:

Total capital (to risk-weighted assets)    $227,787    12.39%     $147,106    8.0%        $183,883       10.0%
Tier I capital (to risk-weighted assets)    212,604    11.56%       73,553    4.0%         110,330        6.0%
Tier I capital (to average assets)          212,604     7.93%      107,212    4.0%         134,015        5.0%

INTERWEST BANK:

Total capital (to risk-weighted assets)     $160,495    11.63%     $110,366   8.0%        $137,958       10.0%
Tier I capital (to risk-weighted assets)     150,463    10.91%       55,183   4.0%          82,745        6.0%
Tier I capital (to average assets)           150,463     6.95%       86,580   4.0%         108,225        5.0%

PACIFIC NORTHWEST BANK:

Total capital (to risk-weighted assets)      $47,381     12.06%     $31,430   8.0%         $39,287       10.0%
Tier I capital (to risk-weighted assets)      43,422     11.05%      15,715   4.0%          23,572        6.0%
Tier I capital (to average assets)            43,422      9.99%      17,392   4.0%          21,740        5.0%


As of December 31, 1999, all subsidiary banks were in compliance with the well-capitalized capital requirements. Management believes that under the current regulations the subsidiary banks will continue to meet well-capitalized capital requirements in the foreseeable future. However, events beyond the control of the subsidiary banks, such as a downturn in the economy in areas where the subsidiary banks have most of their loans, could adversely affect future earnings and, consequently, the ability of the subsidiary banks to meet future well-capitalized capital requirements.

LIQUIDITY RESOURCES

Liquidity management focuses on the need to meet both short-term funding requirements and InterWest's long-term strategies and goals. Specifically, the objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, creditors and borrowers. Management structures the balance sheet to meet these needs. InterWest desires to attract and retain consumer and business customer relationships with a focus on transaction accounts and commercial and consumer lending. InterWest also uses wholesale funds through advances from the FHLB and the sale of securities under agreements to repurchase to fund asset growth. Other sources of funds for liquidity include loan repayments, loan sales, security sales and mortgage-backed and related security repayments. Repayments on loans and mortgage-backed and related securities and deposit inflows and outflows are affected by changes in interest rates.

InterWest has the capacity to borrow funds from the FHLB through pre-approved credit lines. These credit lines have pledge requirements whereby InterWest must maintain unencumbered collateral with a value at least equal to the outstanding balance. InterWest uses the securities market as a vehicle for borrowing by utilizing its securities available for sale and securities held to maturity as collateral. These borrowings are collateralized by securities with an estimated fair value exceeding the face value of the borrowings. If the estimated fair value of the securities were to decline as a result of an increase in interest rates or other factors, InterWest would be required to pledge additional securities or cash as collateral.

The analysis of liquidity also includes a review of InterWest's consolidated statement of cash flows for the three months ended December 31, 1999. The consolidated statement of cash flows details InterWest's operating, investing and financing activities during the period. The most significant item under operating activities was net income of $5.5 million for the three months ended December 31, 1999. Investing activities included proceeds from the maturity of securities available for sale of $2.4 million, purchases of securities available for sale of $14.4 million and principal repayments on securities available for sale of $17.9 million. Investing activities also included a $134.9 million increase in loans receivable and $2.3 million of proceeds from the sale of loans. During the period, financing activities included $140.0 million in borrowing proceeds, net of borrowing repayments, and $40.0 million in proceeds received from guaranteed preferred beneficial interests in subordinated debt. Financing activities also included a $30.2 million decrease in certificates of deposit, a $1.5 million increase in deposits, $7.6 million in common stock repurchases and a total of $2.2 million paid in cash dividends to shareholders.

YEAR 2000

Problems associated with software and computer systems' use of two digits to define the year, referred to as Year 2000 issues, could affect InterWest's business. To date InterWest is not aware of any significant Year 2000 issues relating to internally developed programs and systems, or systems provided by others. Although January 1, 2000 is past, it is possible that problems have gone undetected, or that other dates in the Year 2000, such as February 29, 2000, may further affect computer software and systems. InterWest is currently unable to assess completely whether all internal systems or the internal systems of vendors of critical software and systems, third-party service providers, and customers have been affected by the Year 2000 date change. Such systems may be affected by other dates occurring after January 1, 2000.

These problems could disrupt business and require InterWest to incur significant, unanticipated expenses to remedy them. They could also result in claims and litigation against InterWest, which could subject InterWest to significant costs and could require substantial attention from management. Similarly, InterWest business could be severely affected if vendors of critical software and systems, third-party service providers, and customers encounter Year 2000 issues. Based on InterWest's Year 2000 efforts, management does not believe the Year 2000 will result in significant operational problems.

MARKET RISK

InterWest's results of operations are largely dependent upon its ability to manage interest rate risk. Management considers interest rate risk to be a significant market risk that could have a material effect on InterWest's financial condition and results of operations. InterWest does not currently use derivatives to manage market and interest rate risks.

InterWest is sensitive to the potential change in interest rates and the resulting impact on net interest income. It has been an objective of management to reduce this sensitivity through the use of adjustable rate loans, balloon mortgages, and short-term commercial and consumer loans. This enables InterWest to better match the duration of its deposit base with these types of assets.

In addition to adjustable rate loans, InterWest uses a number of additional strategies to minimize the impact on net income during significant changes in interest rates. The strategies utilized by InterWest include sales of long-term, fixed-rate mortgage loans; growth in non-interest-bearing deposits; and short-term commercial lending.

FORWARD LOOKING STATEMENTS -- In this quarterly report on Form 10-Q, InterWest has included certain "forward-looking statements" concerning its future operations. It is InterWest's desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing InterWest of the protections of such safe harbor with respect to all forward-looking statements contained in this quarterly report on Form 10-Q. Sentences contained words such as "may," "will," "expect," "anticipate," "believe," "estimate," "should," "projected," or similar words may constitute forward-looking statements. Although InterWest believes that the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business and operations, it is possible that actual results may differ materially from these expectations. InterWest has used these statements to describe expectations and estimates in various areas, including: changes in the economy of the markets in which it operates; interest rate movements; future acquisition and growth strategies; Year 2000 issues; data conversions for acquired institutions; the impact of competitive products, services and pricing; and legislative, regulatory and accounting changes affecting the banking and financial services industry. Actual results could vary materially from the future results covered in forward-looking statements. Factors such as Year 2000 issues, interest rate trends and loan delinquency rates, as well as the general state of the economy in Washington state and the United States as a whole, could also cause actual results to vary materially from the future results anticipated in such forward-looking statements. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements.

PART II. OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a) REPORTS ON FORM 8-K

                  InterWest Bancorp filed a Form 8-K dated October 29, 1999, to report preliminary financial results for the quarter and year ended September 30, 1999.

                  InterWest Bancorp filed a Form 8-K dated November 15, 1999, to report the completion of the issuance of $40.0 million in
                  9.875 percent capital securities.

                  EXHIBITS

                  (27) Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         INTERWEST BANCORP, INC.


                                  By:      /s/ Stephen M. Walden
                                           ---------------------
                                           Stephen M. Walden,
                                           President and Chief Executive Officer

Dated:            February 14           ,2000
      ----------------------------------