Form 10-Q
period 2000-03-31
INTERWEST BANCORP INC
filed 2000-05-11
CIK 949504

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
     / X /  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                            and Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

     /   /  Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the transition period from __________ to _________

                         COMMISSION FILE NUMBER   0-26632
                                                ------------

                             INTERWEST BANCORP, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

                      CHARTERED BY THE STATE OF WASHINGTON
                     --------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   91-1691216
                                  ------------
                      (I.R.S. Employer Identification No.)

                            275 SOUTHEAST PIONEER WAY
                             OAK HARBOR, WASHINGTON
                          ------------------------------
                    (Address of principal executive offices)

                                      98277
                                     -------
                                    (Zip Code)


Registrant's telephone number including area code:           (360) 679-4181
                                                   ---------------------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                           YES / X /        NO /   /


As of March 31, 2000, 15,484,616 shares of common stock were outstanding with no par value.

                             INTERWEST BANCORP, INC.

INDEX                                                                                    PAGE
-----                                                                                  -------

PART 1.                    FINANCIAL INFORMATION

Item 1.                    Financial Statements

                           Consolidated Statements of Financial Condition
                           as of March 31, 2000 and September 30, 1999                     1

                           Consolidated Statements of Income
                           for the three and six month periods ended
                           March 31, 2000 and 1999                                         2

                           Consolidated Statements of Shareholders' Equity
                           for the six month period ended March 31, 2000
                           and the year ended September 30, 1999                           3

                           Consolidated Statements of Cash Flows for
                           the six month periods ended
                           March 31, 2000 and 1999                                         4-5

                           Notes to Unaudited Consolidated Financial Statements            6-10


Item 2.                    Management Discussion and Analysis of Financial
                           Condition and Results of Operations                             11-26

PART II.                   OTHER INFORMATION

Item 4.                    Submission of Matters to a Vote of Security Holders             27

Item 6.                    Exhibits and Reports on Form 8-K                                27

SIGNATURES                                                                                 28

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DOLLARS IN THOUSANDS                                                           March 31, 2000               September 30, 1999
--------------------------------------------------------------------------------------------------------------------------------
                                                                                (unaudited)
ASSETS

    Cash and cash equivalents
         Non-interest-bearing                                                  $     81,004                  $     70,623
         Interest-bearing deposits with banks                                        21,655                        10,471
    Federal funds sold                                                               11,025                          --
    Securities available for sale, at estimated fair value                          729,408                       700,550
    Securities held to maturity                                                      68,040                        70,692
    Loans receivable, net                                                         1,732,764                     1,561,584
    Loans held for sale                                                              20,714                        23,138
    Interest receivable                                                              17,340                        15,962
    Real estate held for sale and for development                                    11,303                         8,260
    Federal Home Loan Bank (FHLB) stock, at cost                                     44,979                        42,536
    Premises and equipment, net                                                      53,658                        54,132
    Intangible assets                                                                21,474                        11,999
    Other assets                                                                     16,131                         9,592
                                                                               ------------                  ------------
    Total assets                                                               $  2,829,495                  $  2,579,539
                                                                               ============                  ============

LIABILITIES

    Non-interest-bearing deposits                                              $    242,954                  $    197,732
    Interest-bearing deposits                                                     1,365,317                     1,381,217
                                                                               ------------                  ------------

    Total deposits                                                                1,608,271                     1,578,949

    FHLB advances                                                                   716,529                       682,238
    Securities sold under agreements to repurchase                                  280,717                       131,972
    Guaranteed preferred beneficial interests in
      subordinated debt                                                              40,000                          --
    Other liabilities                                                                17,337                        17,374
    Other borrowings                                                                  2,742                         3,700
                                                                               ------------                  ------------

    Total liabilities                                                             2,665,596                     2,414,233

SHAREHOLDERS' EQUITY

    Common stock, no par value
      Authorized shares 30,000,000
      Issued and outstanding 15,484,616 and 15,434,690                                 --                            --
    Paid-in-capital                                                                  27,261                        26,127
    Retained earnings                                                               165,751                       158,828
    Debt related to employee stock ownership plan (ESOP)                             (2,652)                       (3,608)
    Accumulated other comprehensive loss:
      Unrealized loss on securities available
      for sale, net of tax                                                          (26,461)                      (16,041)
                                                                               ------------                  ------------

    Total shareholders' equity                                                      163,899                       165,306
                                                                               ------------                  ------------

    Total liabilities and shareholders' equity                                 $  2,829,495                  $  2,579,539
                                                                               ============                  ============

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                          Three months ended March 31,       Six months ended March 31,
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS                 2000          1999             2000                1999
------------------------------------------------------------------------------------------------------------------------

INTEREST INCOME
     Loans receivable and loans held for sale               $38,602           $31,693         $74,899          $63,466
     Securities available for sale                           12,993            11,208          25,257           21,670
     Securities held to maturity                              1,075             1,393           2,171            2,652
     Other                                                      474               368           1,198            1,950
                                                            ----------------------------------------------------------
                                                             53,144            44,662         103,525           89,738

INTEREST EXPENSE
     Deposits                                                14,210            13,502          29,001           28,166
     FHLB advances and other borrowings                      10,122             8,290          19,675           16,180
     Securities sold under agreements to repurchase           4,276             1,870           6,721            3,800
     Guaranteed preferred beneficial interests in
        subordinated debt                                       988                --           1,482               --
                                                            ----------------------------------------------------------
                                                             29,596            23,662          56,879           48,146


Net interest income before provision
  for losses on loans                                        23,548            21,000          46,646           41,592

     Provision for losses on loans                              550               500           1,100              998
                                                            ----------------------------------------------------------

Net interest income after provision for
  losses on loans                                            22,998            20,500          45,546           40,594

NON-INTEREST INCOME
     Gain (loss) on sale of loans                              (24)             3,281              47            7,351
     Service fees                                             2,752             2,839           5,496            5,500
     Investment product fees
        and insurance commissions                               835               725           1,469            1,315
     Gain on sale of securities available for sale                6               233               6               73
     Gain (loss) on sale of real estate held for sale
       and for development                                      115               (7)             208               79
     Other                                                      802               516           1,550            1,110
                                                            ----------------------------------------------------------
                                                              4,486             7,587           8,776           15,428

NON-INTEREST EXPENSE
     Compensation and employee benefits                       9,783             9,528          20,002           18,659
     General and administrative                               4,639             3,712           9,026            7,666
     Occupancy                                                2,482             2,327           4,998            4,630
     Data processing                                          1,214             1,203           2,472            2,287
     Loss from real estate write-downs
        and operations                                          228                33             291              334
                                                            ----------------------------------------------------------
                                                             18,346            16,803          36,789           33,576

Income before income taxes                                    9,138            11,284          17,533           22,446

Income tax expense                                            3,257             3,921           6,190            7,715
                                                            ----------------------------------------------------------

Net income                                                   $5,881            $7,363         $11,343          $14,731
                                                            ==========================================================

Basic net income per share                                    $0.38             $0.47           $0.72            $0.94
                                                            ==========================================================

Diluted net income per share                                  $0.37             $0.46           $0.71            $0.92
                                                            ==========================================================

Dividends declared per share                                  $0.14             $0.14           $0.28            $0.28
                                                            ==========================================================

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                           Accumulated      Debt
                                  Common Stock,                               Other         Related
DOLLARS IN THOUSANDS,             no par value     Paid-in       Retained  Comprehensive     To
EXCEPT SHARE DATA                  Shares          Capital       Earnings     Loss           ESOP            Total

-------------------------------------------------------------------------------------------------------------------

OCTOBER 1, 1998                   15,651,345        $36,512      $139,781       $(706)    $(3,935)        $171,652

Dividends, $0.56 per share                                         (8,808)                                  (8,808)

Issuance of common stock:            285,900          1,525                                                  1,525
   Stock option plans

Purchase and retirement of
  common stock                      (521,500)       (11,910)                                               (11,910)

ESOP loan repayment                   18,945                                                  327              327

Comprehensive income:

  Net income                                                       27,855                                   27,855

  Other comprehensive loss-
    Unrealized loss on
    securities available for
    sale, net of tax benefit of                                               (15,335)                     (15,335)
    $8,253 and reclassification                                                                           ----------
    adjustment for gains included
    in net income of $47

Total comprehensive income                                                                                  12,520

-------------------------------------------------------------------------------------------------------------------

SEPTEMBER 30, 1999                15,434,690         26,127       158,828     (16,041)     (3,608)         165,306

Dividends, $0.28 per share                                         (4,420)                                  (4,420)

Issuance of common stock:
  Stock option plans                  90,320            545                                                    545
  Acquisitions                       677,109         14,463                                                 14,463

ESOP loan repayment                   39,997                                                  956              956

Purchase and retirement of
  common stock                      (757,500)       (13,874)                                               (13,874)

Comprehensive income:
  Net income                                                       11,343                                   11,343
  Other comprehensive loss-
    Unrealized loss on                                                        (10,420)                     (10,420)
    securities available for                                                                               ---------
    sale, net of tax benefit of
    $5,611

Total comprehensive income                                                                                     923
-------------------------------------------------------------------------------------------------------------------

MARCH 31, 2000                    15,484,616        $27,261      $165,751    $(26,461)    $(2,652)        $163,899
===================================================================================================================

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                               Six months ended March 31,
DOLLARS IN THOUSANDS                                             2000                1999
-------------------------------------------------------------------------------------------

OPERATING ACTIVITIES

Net income                                                 $   11,343          $   14,731
Adjustments to reconcile net income to net
    cash provided by operating activities:
  Depreciation                                                  2,566               2,342
  Amortization of intangible assets                               961                 845
  Provision for losses on loans                                 1,100                 998
  Loss on real estate held for sale and for development           170                 232
 Amortization and accretion of premiums and discounts, net        309                 308
 Gain on sale of loans                                            (47)             (7,351)
 Gain on sale of securities available for sale                     (6)                (73)
 Gain on sale of real estate held for sale and
    for development                                              (208)                (79)
  Loan fees deferred, net of amortization                          94               1,218
  FHLB stock dividends                                         (1,410)             (1,671)
Changes in operating assets and liabilities:
    Interest receivable                                        (1,124)              1,317
    Other assets                                                 (818)                412
    Other liabilities                                             273              (5,666)
                                                           -----------         -----------

Net cash provided by operating activities                  $   13,203          $    7,563

INVESTING ACTIVITIES

 Purchases of securities available for sale                   (29,405)           (770,888)
 Proceeds from maturing and principal
    repayments on securities available for sale                38,904             380,348
 Proceeds from sale of securities available for sale            5,000             261,597
 Proceeds from maturing and principal
    repayments on securities held to maturity                   2,622              10,509
 Principal repayments on securities available for sale
 Proceeds from sale of loans                                   57,597             367,337
 Net increase in loans receivable                            (251,921)           (293,433)
 Proceeds from sale of real estate held for sale
    and for development                                         2,722               4,367
 Purchases of premises and equipment                           (2,206)             (4,735)
 Purchases of FHLB stock                                         --                (1,863)
 Net (increase) decrease in federal funds sold                (11,025)              5,424
 Cash paid for acquisitions, net of cash received                --                  (300)
 Cash received in acquisitions                                  9,735                --
  Improvements capitalized to real estate held for sale
    and for development                                          (307)               (794)
                                                           -----------         -----------

Net cash used in investing activities                      $ (178,284)         $  (42,431)

                                                                          Six months ended March 31,
DOLLARS IN THOUSANDS                                                      2000                 1999
--------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES

  Net increase in deposits                                               38,243                   (42)
  Net decrease in certificates of deposit                               (56,875)              (21,224)
  Proceeds from FHLB advances, securities sold under
    agreements to repurchase, and other borrowings                      970,535               556,325
  Repayment of FHLB advances, securities sold under
    agreements to repurchase and other borrowings                      (787,502)             (539,285)
  Proceeds from issuance of guaranteed preferred
    beneficial interests in subordinated debt                            40,000                  --
  Dividends paid to shareholders                                         (4,426)               (4,426)
  Purchase and retirement of common stock                               (13,874)               (6,489)
  Issuance of common stock from exercise of stock options                   545                 1,233
                                                                      ----------         -------------

Net cash provided by financing activities                               186,646               (13,908)
                                                                      ----------         -------------

Net increase (decrease) in cash and cash equivalents                     21,565               (48,776)

CASH AND CASH EQUIVALENTS
  Beginning of period                                                    81,094               181,422
                                                                      ----------         -------------

  End of period                                                       $ 102,659          $    132,646
                                                                      ==========         ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid during the period for:
    Interest                                                          $  50,443          $     49,235
    Income taxes                                                          6,372                 7,214
  Non-cash investing and financing activities:
    Loans receivable transferred to real estate held for sale             4,884                 2,028
    Premises and equipment transferred to real estate held for sale         279                  --
    Loans receivable securitized as securities available for sale        57,018                  --
    ESOP loan repayment                                                     956                  --

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A  BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of InterWest Bancorp, Inc. (InterWest Bancorp) and its wholly owned subsidiaries (collectively InterWest). As of March 31, 2000, InterWest Bancorp's wholly owned subsidiaries were InterWest Bank, Pacific Northwest Bank, National Bank of Tukwila and InterWest Capital Trust I. All material inter-company transactions and balances have been eliminated.

On October 1, 1999, InterWest Bancorp completed the acquisition of NBT Northwest Bancorp and its banking subsidiary National Bank of Tukwila of Tukwila, Washington. This acquisition was accounted for using the purchase method.

On January 3, 2000, Kittitas Valley Bank, N.A. was merged into Pacific Northwest Bank.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the financial statements and thus actual results could differ from the amounts reported and disclosed herein.

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to the Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the unaudited interim consolidated financial statements. The consolidated statements of income for the three and six month periods ended March 31, 2000 and 1999, are not necessarily indicative of the operating results for the full year. For further information, refer to the consolidated financial statements and footnotes for the year ended September 30, 1999.

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

The following table sets forth the computation of basic and diluted net income per share for the three and six months ended March 31, 2000 and 1999:

                                                                    Three months                       Six months

DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS        2000            1999             2000              1999
--------------------------------------------------------------------------------------------------------------------------
NUMERATOR:

Net income                                                       $5,881          $7,363          $11,343          $14,731
                                                             =============================================================
DENOMINATOR:

Denominator for basic net income per share-
      Weighted average shares                                15,653,079      15,684,427       15,828,447       15,671,715

Effect of dilutive securities:
      Stock options                                             161,052         343,491          191,010          415,924
                                                             -------------------------------------------------------------

Denominator for diluted net income per share-
Weighted average shares and assumed conversion
      of dilutive stock options                              15,814,131      16,027,918       16,019,457       16,087,639
                                                             -------------------------------------------------------------

Basic net income per share                                        $0.38           $0.47            $0.72            $0.94
                                                             -------------------------------------------------------------

Diluted net income per share                                      $0.37           $0.46            $0.71            $0.92
                                                             =============================================================

NOTE D GUARANTEED PREFERRED BENEFICIAL INTEREST IN SUBORDINATED DEBT

On November 15, 1999, $40,000,000 of 9.875 percent Capital Securities was issued by InterWest Capital Trust I (the Trust). The Trust is a business trust organized in November 1999, and InterWest Bancorp owns 100 percent of the common equity of the Trust.

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

NOTE E SHAREHOLDERS' EQUITY

On November 16, 1999, the Board of Directors authorized the purchase of an additional 5 percent of InterWest Bancorp's outstanding shares of common stock in the open market over the next twelve months. The Board of Directors previously approved a stock repurchase plan of 5 percent on January 20, 1999. During the six months ended March 31, 2000, InterWest Bancorp repurchased 757,500 shares (4.7 percent of the total common shares outstanding) at a total price of $13.9 million. Approximately, 317,000 shares remain available to repurchase under the current plan.

NOTE F BUSINESS COMBINATIONS

On October 1, 1999, InterWest Bancorp completed the acquisition of NBT Northwest Bancorp (NBT) of Tukwila, Washington. NBT's commercial banking subsidiary, National Bank of Tukwila, operates one financial center in south King County. Under the terms of this transaction, NBT merged into InterWest Bancorp with National Bank of Tukwila becoming a wholly owned subsidiary of InterWest Bancorp. At the acquisition date, NBT had total consolidated assets of $53.0 million, total loans receivable of $37.8 million, total deposits of $48.0 million and shareholders' equity of $4.9 million. Each share of NBT common stock was exchanged for 0.88 shares of InterWest Bancorp common stock. The total number of shares issued was 677,109. This acquisition has been accounted for using the purchase method and resulted in the recording of $9.7 million in goodwill by InterWest Bancorp. This goodwill will be amortized using the straight-line method over a period of twenty years.

On February 9, 2000, InterWest Bancorp and Liberty Bay Financial Corporation (Liberty) announced the termination of a definitive agreement to merge that was entered into on September 14, 1999. The decision to terminate the definitive agreement was based primarily on regulatory issues that would have required at least one office to be divested of loans, deposits and facilities to another financial institution in order for the acquisition to be approved by regulatory agencies. The restrictions proposed for the approval of the acquisition were more onerous than originally expected and would have limited InterWest's ability to serve the Olympic Peninsula market as planned when the definitive agreement was initially entered into. Costs incurred in conjunction with the potential acquisition and subsequent termination of the definitive agreement were not material and were expensed during the quarter ended March 31, 2000.

NOTE G  BUSINESS SEGMENT INFORMATION

InterWest is managed at the subsidiary bank level, not by line of business. As of March 31, 2000, the subsidiary banks of InterWest Bancorp were InterWest Bank, Pacific Northwest Bank and National Bank of Tukwila. Each of these subsidiary banks has a board of directors and an executive management team that is responsible for the operation and performance of the respective subsidiary bank. InterWest is comprised of two reportable segments: InterWest Bank and Commercial Banks.

InterWest Bank is a state-chartered savings bank that was organized in 1956 as Island Savings and Loan Association in Oak Harbor, Washington. On July 18, 1995 InterWest Bank completed a reorganization, in which InterWest Bank became a wholly-owned subsidiary of InterWest Bancorp. InterWest Bank is a community oriented bank which provides a wide range of financial services for individual and business customers. InterWest Bank is currently in the process of transforming from a traditional thrift to a financial institution with commercial banking in its portfolio of products. InterWest Bank conducts its business through 40 financial centers located in the northwestern and north-central parts of the state of Washington.

The segment of Commercial Banks is defined as the collective operations of the banking subsidiaries acquired by InterWest Bancorp since fiscal year 1998:
Pacific Northwest Bank, First National Bank of Port Orchard, Pioneer National Bank, Kittitas Valley Bank, N.A and National Bank of Tukwila. First National Bank of Port Orchard, which was acquired by InterWest Bancorp on January 15, 1998, was merged into Pacific Northwest Bank on October 15, 1998. Pioneer National Bank, which was acquired by InterWest on June 16, 1998, was merged into Pacific Northwest Bank on January 22, 1999. Kittitas Valley Bank, N.A. which was acquired by InterWest Bancorp on August 31, 1998, was merged into Pacific Northwest Bank on January 3, 2000.

Pacific Northwest Bank is a state-chartered commercial bank that was acquired by InterWest Bancorp on June 15, 1998. Pacific Northwest Bank primarily engages in commercial banking activities, serving individuals and small to medium-sized businesses. Pacific Northwest Bank conducts its business through 14 financial centers located in the metropolitan Seattle area, the Kitsap Peninsula and south-central parts of the state of Washington.

National Bank of Tukwila is a national bank that was acquired by InterWest Bancorp on October 1, 1999. National Bank of Tukwila offers commercial banking services to its customers providing financial services to individuals and small businesses. National Bank of Tukwila operates one financial center located in south King County, Washington.

The financial performance of each subsidiary bank is reviewed by InterWest Bancorp's board of directors and executive management on a monthly basis. The following table presents financial information for each segment for the three and six months ended March 31, 2000 and 1999:


                                                                                                           Consolidated
                                                              InterWest     Commercial                        InterWest
DOLLARS IN THOUSANDS                                               Bank          Banks         Other            Bancorp
-----------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31, 2000

Net interest income before provision
     for losses on loans                                        $17,318         $7,218         $(988)           $23,548
Provision for losses on loans                                       446            104            --                550
Non-interest income                                               3,428          1,043            15              4,486
Non-interest expense                                             12,176          4,902         1,268             18,346
                                                              ---------------------------------------------------------

Income before income taxes                                        8,124          3,255        (2,241)             9,138

Income tax expense                                                2,845          1,110          (698)             3,257
                                                              ---------------------------------------------------------

Net income                                                       $5,279         $2,145       $(1,543)            $5,881
                                                              =========================================================

THREE MONTHS ENDED MARCH 31, 1999

Net interest income before provision
     for losses on loans                                        $15,345         $5,655       $    --            $21,000
Provision for losses on loans                                       445             55            --                500
Non-interest income                                               6,500          1,095            (8)             7,587
Non-interest expense                                             11,713          4,526           564             16,803
                                                              ---------------------------------------------------------

Income before income taxes                                        9,687          2,169          (572)            11,284

Income tax expense                                                3,381            743          (203)             3,921
                                                              ---------------------------------------------------------

Net income                                                       $6,306         $1,426         $(369)            $7,363
                                                              =========================================================


* Other includes intercompany eliminations, InterWest Capital Trust I and holding company amounts

                                                                                                           Consolidated
                                                              InterWest     Commercial                        InterWest
DOLLARS IN THOUSANDS                                               Bank          Banks         Other            Bancorp
-----------------------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED MARCH 31, 2000

Net interest income before provision
     for losses on loans                                        $33,841        $14,286       $(1,481)           $46,646
Provision for losses on loans                                       814            286            --              1,100
Non-interest income                                               6,736          2,008            32              8,776
Non-interest expense                                             24,483          9,881         2,425             36,789
                                                             ----------------------------------------------------------

Income before income taxes                                       15,280          6,127        (3,874)            17,533

Income tax expense                                                5,295          2,085        (1,190)             6,190
                                                             ----------------------------------------------------------

Net income                                                       $9,985         $4,042       $(2,684)           $11,343
                                                             ==========================================================

SIX MONTHS ENDED MARCH 31, 1999

Net interest income before provision
     for losses on loans                                        $30,190        $11,402       $    --            $41,592
Provision for losses on loans                                       820            178            --                998
Non-interest income                                              12,946          2,455            27             15,428
Non-interest expense                                             23,540          8,988         1,048             33,576
                                                             ----------------------------------------------------------

Income before income taxes                                       18,776          4,691        (1,021)            22,446

Income tax expense                                                6,508          1,599          (392)             7,715
                                                             ----------------------------------------------------------

Net income                                                      $12,268         $3,092         $(629)           $14,731
                                                             ==========================================================

Total assets as of March 31, 2000                            $2,253,739       $562,007       $13,749         $2,829,495
Total assets as of September 30, 1999                         2,123,354        471,837       (15,652)         2,579,539


* Other includes intercompany eliminations, InterWest Capital Trust I and holding company amounts

NOTE H  SUBSEQUENT EVENTS

On April 17, 2000, the Board of Directors of InterWest Bancorp appointed Patrick
M. Fahey to the positions of President and Chief Executive Officer of InterWest Bancorp. On the same date, the Board of Directors of InterWest Bank appointed Patrick M. Fahey to the positions of Chairman, President and Chief Executive Officer of InterWest Bank. Patrick M. Fahey will also continue as Chairman, President and Chief Executive Officer of Pacific Northwest Bank.

Also on April 17, 2000, Barney R. Beeksma has stepped down as Chairman of the Board of InterWest Bancorp and InterWest Bank. Stephen M. Walden, who has served as President and Chief Executive Officer of InterWest Bancorp and InterWest Bank, has been appointed Chairman of the Board of InterWest Bancorp, and will continue to serve InterWest Bank as a director in a non-executive capacity.

On May 2, 2000, InterWest Bancorp announced its plans to combine its three separate banking affiliates into a single commercial bank. Under the terms of the Plan of Merger, Pacific Northwest Bank and National Bank of Tukwila will merge with and into InterWest Bank. As part of this consolidation, InterWest Bank has applied with the appropriate bank regulators to convert from a Washington state savings bank to a Washington state commercial bank. The Board of Directors of the consolidated bank will consist of the same members as InterWest Bank.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is provided for the consolidated financial condition and results of operations of InterWest Bancorp, Inc. (InterWest Bancorp), which includes its wholly owned subsidiaries (collectively InterWest). As of March 31, 2000, InterWest Bancorp's wholly owned subsidiaries were InterWest Bank, Pacific Northwest Bank, National Bank of Tukwila and InterWest Capital Trust I. The purpose of this discussion is to focus on significant factors concerning InterWest's financial condition and results of operations. This discussion should be read along with the consolidated financial statements for an understanding of the following discussion and analysis.

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

InterWest has completed the acquisition of six commercial banking institutions since 1996 which has added a total of $668 million in assets as measured at the respective acquisition dates.

On October 1, 1999, InterWest Bancorp completed the acquisition of NBT Northwest Bancorp (NBT) of Tukwila, Washington. NBT's commercial banking subsidiary, National Bank of Tukwila, operates one financial center in south King County. Under the terms of this transaction, NBT merged into InterWest Bancorp with National Bank of Tukwila becoming a wholly owned subsidiary of InterWest Bancorp. At the acquisition date, NBT had total consolidated assets of $53.0 million, total loans receivable of $37.8 million, total deposits of $48.0 million and shareholders' equity of $4.9 million. Each share of NBT common stock was exchanged for 0.88 shares of InterWest Bancorp common stock. The total number of shares issued was 677,109. This acquisition has been accounted for using the purchase method and resulted in the recording of $9.7 million in goodwill by InterWest Bancorp. This goodwill will be amortized using the straight-line method over a period of twenty years.

The following table summarizes pertinent information related to the completed acquisitions:


Acquisition                                                   Total Assets At Acquisition Date          Common Shares
Date                       Institution                             (dollars in thousands)                   Issued
---------------------------------------------------------------------------------------------------------------------
August 31, 1996            Central Bancorporation (1)                     $206,093                        2,147,391
January 15, 1998           Puget Sound Bancorp, Inc.(1)                     53,109                          586,420
June 15, 1998              Pacific Northwest Bank(1)                       200,219                        2,346,081
June 16, 1998              Pioneer Bancorp, Inc.(1)                        108,399                          692,846
August 31, 1998            Kittitas Valley Bancorp, Inc.(2)                 47,441                          229,831*
October 1, 1999            NBT Northwest Bancorp(2)                         53,018                          677,109


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

Currently, InterWest conducts its business through 55 financial centers in western and central Washington state. Investments are available through InterWest Financial Services, Inc. and insurance products are available through InterWest Insurance Agency, Inc., wholly owned subsidiaries of InterWest Bank.

RESULTS OF OPERATIONS

InterWest's net income was $5.9 million for the three months ended March 31, 2000, compared to $7.4 million for the three months ended March 31, 1999. Diluted net income per share was $0.37 for the three months ended March 31, 2000, compared to $0.46 for the three months ended March 31, 1999. InterWest's return on average shareholders' equity was 13.85 percent for the three months ended March 31, 2000, compared to 16.89 percent for the three months ended March 31, 1999. InterWest's return on average assets was 0.84 percent for the three months ending March 31, 2000, compared to 1.18 percent for the three months ended March 31, 1999.

Net income was $11.3 million for the six months ended March 31, 2000, compared to $14.7 million for the six months ended March 31, 1999. Diluted net income per share was $0.71 for the six months ended March 31, 2000, compared to $0.92 for the six months ended March 31, 1999. Return on average shareholders' equity was
13.00 percent for the six months ended March 31, 2000, compared to 16.89 percent for the six months ended March 31, 1999. Return on average assets was 0.82 percent for the six months ended March 31, 2000, compared to 1.19 percent for the six months ended March 31, 1999.

The decrease in net income from the three month and six month periods ended March 31, 1999, was primarily due to a decrease in the gain on sale of loans and an increase in non-interest expense. This decrease in net income was partially offset by an increase in net interest income and the impact of the acquisition of National Bank of Tukwila.

The following table summarizes net income, net income per share and key financial ratios:

                                                                  Three months ended March 31,      Six months ended March 31,
DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS            2000              1999            2000            1999
------------------------------------------------------------------------------------------------------------------------------
Net income                                                         $5,881            $7,363         $11,343         $14,731
                                                                  ============================================================

Basic net income per share                                          $0.38             $0.47           $0.72           $0.94
                                                                  ============================================================

Diluted net income per share                                        $0.37             $0.46           $0.71           $0.92
                                                                  ============================================================

Return on average shareholders' equity                              13.85%            16.89%          13.00%          16.89%

Return on average assets                                             0.84%             1.18%           0.82%           1.19%

Net interest margin                                                  3.62%             3.60%           3.64%           3.59%

Efficiency ratio                                                    65.44%            58.78%          66.38%          58.88%


NET INTEREST INCOME | InterWest's net income is significantly affected by changes in net interest income, which is the difference between interest income received on loans receivable and other interest-earning assets and interest paid on deposits and borrowings. InterWest's operations are sensitive to changes in interest rates and the resulting impact on net interest income.

Net interest income before provision for losses on loans increased to $23.5 million for the three months ended March 31, 2000, compared to $21.0 million for the three months ended March 31, 1999. Net interest income before provision for losses on loans increased to $46.6 million for the six months ended March 31, 2000, compared to $41.6 million for the six months ended March 31, 1999. The increase in net interest income is due to an increase in interest-earning assets, an increase in net interest margin and the impact of the acquisition of National Bank of Tukwila.

Interest income was $53.1 million for the three months ended March 31, 2000, compared to $44.7 million for the three months ended March 31, 1999. Interest income was $103.5 million for the six months ended March 31, 2000, compared to $89.7 million for the six months ended March 31, 1999. The increase was due to an increase in the yield earned and growth in interest-earning assets. The yield on interest-earning assets increased to 8.16 percent for the three months ended March 31, 2000, compared to 7.66 percent for the three months ended March 31, 1999. The yield on interest earning assets increased to 8.09 percent for the six months ended March 31, 2000, compared to 7.74 percent for the six months ended March 31, 1999. This increase was primarily due to a change in the composition of average interest-earning assets with a greater percentage comprised of loans receivable and in particular, higher yielding commercial and commercial real estate loans. The yield on interest-earning assets also increased due to an overall increase in interest rates and the resulting impact on adjustable rate loans and securities.

Interest expense was $29.6 million for the three months ended March 31, 2000, compared to $23.7 million for the three months ended March 31, 1999. Interest expense was $56.9 million for the six months ended March 31, 2000, compared to $48.1 million for the six months ended March 31, 1999. This increase was due to an increase in interest-bearing liabilities to fund asset growth and an increase in the cost of funds. The cost of funds was 4.54 percent for the three months ended March 31, 2000, compared to 4.11 percent for the three months ended March 31, 1999. The cost of funds was 4.45 percent for the six months ended March 31, 2000, compared to 4.22 percent for the six months ended March 31, 1999. The increase in the cost of funds was primarily due to an increase in the cost of borrowings and a greater percentage of interest-bearing liabilities being comprised of borrowings. The cost of borrowings increased due to the issuance of $40 million of trust preferred securities with interest payable at 9.875 percent during the on November 15, 1999, and an increase in interest rates on other borrowing sources.

InterWest's net interest margin, which is net interest income divided by average interest-earning assets, was 3.62 percent for the three months ended March 31, 2000, compared to 3.60 percent for the three months ended March 31, 1999. Net interest margin was 3.64 percent for the six months ended March 31, 2000, compared to 3.59 percent for the six months ended March 31, 1999. The increase in net interest margin was primarily the result of an increase in the yield earned on interest-earning assets, which was partially offset by an increase in the cost of funds.

During the quarter ended March 31, 2000, overall interest rates increased. In periods of rising interest rates, InterWest's net interest income and net interest margin may decrease as a greater amount of interest-bearing liabilities are subject to more rapid repricing than interest-earning assets.

AVERAGE RATES AND BALANCES | The following table indicates the average balance and average interest rates earned or paid, interest rate spread and net interest margin for the three months ended March 31:

                                                        2000                                  1999
                                           -------------------------------------------------------------------
                                            Average                                 Average
DOLLARS IN THOUSANDS                        Balance           Rate                  Balance             Rate
--------------------------------------------------------------------------------------------------------------
Loans receivable and loans
   held for sale                           $1,735,321           8.90%             $1,442,420           8.79%
Securities available for sale,
   securities held to maturity and
   other interest-earning assets              867,964           6.70%                890,839           5.82%
                                           -----------------------------------------------------------------
Total interest-earnings assets              2,603,285           8.16%              2,333,259           7.66%
                                           -----------------------------------------------------------------
Deposits                                    1,570,901           3.62%              1,534,843           3.52%
FHLB advances, securities
   sold under agreements
   to repurchase and                        1,035,513           5.94%                765,669           5.31%
   other borrowings
                                           -----------------------------------------------------------------
Total interest-bearing liabilities          2,606,414           4.54%              2,300,512           4.11%
                                           -----------------------------------------------------------------
Net interest spread                        $   (3,129)          3.62%             $   32,747           3.55%
                                           =================================================================
Net interest margin                                             3.62%                                  3.60%
                                                                =====                                  =====

The following table indicates the average balance and average interest rates earned or paid, interest spread and net interest margin for the six months ended March 31:

                                                        2000                                  1999
                                           -------------------------------------------------------------------
                                            Average                                 Average
DOLLARS IN THOUSANDS                        Balance           Rate                  Balance             Rate
--------------------------------------------------------------------------------------------------------------
Loans receivable and loans
   held for sale                           $1,686,125           8.88%             $1,431,880           8.86%
Securities available for sale,
   securities held to maturity and
   other interest-earning assets              873,872           6.55%                885,474           5.93%
                                           -----------------------------------------------------------------
Total interest-earnings assets              2,559,997           8.09%              2,317,354           7.74%
                                           -----------------------------------------------------------------
Deposits                                    1,604,751           3.61%              1,543,378           3.65%
FHLB advances, securities
   sold under agreements
   to repurchase and                          954,110           5.84%                737,940           5.42%
   other borrowings
                                           -----------------------------------------------------------------
Total interest-bearing liabilities          2,558,861           4.45%              2,281,318           4.22%
                                           -----------------------------------------------------------------
Net interest spread                        $    1,136           3.64%             $   36,036           3.52%
                                           =================================================================
Net interest margin                                             3.64%                                  3.59%
                                                                =====                                  =====

The following table provides information on changes in net interest income for the periods that are attributable to changes in interest rates and changes in volume:

                                   Three months March 31, 2000 vs 1999                Six months March 31, 2000 vs 1999
                                          Increase (Decrease)                                Increase (Decrease)
                                           Due to changes in                                  Due to changes in

DOLLARS IN THOUSANDS              Rate          Volume            Total              Rate           Volume        Total
--------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS

Loans receivable and
  loans held for sale            $  398         $6,511           $ 6,909            $  140          $11,293      $11,433

Securities available for
  sale, securities held
  to maturity and other
  interest-earning assets         1,913           (340)            1,573             2,702             (348)       2,354
                                 ---------------------------------------------------------------------------------------
Total net change in income
  on interest-earning assets      2,311          6,171             8,482             2,842           10,945       13,787
                                 ---------------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES

Deposits                            387            321               708              (275)           1,110          835

FHLB advances, securities
  sold under agreement to
  repurchase and other
  borrowings                      1,325          3,901             5,226             1,679            6,219        7,898
                                 ---------------------------------------------------------------------------------------
Total net change in expense
  on interest-bearing
  liabilities                     1,712          4,222             5,934             1,404            7,329        8,733
                                 ---------------------------------------------------------------------------------------
Net change in net
  interest income                $  599         $1,949            $2,548            $1,438           $3,616       $5,054
                                 =======================================================================================

PROVISION FOR LOSSES ON LOANS | The provision for losses on loans was $550,000 for the three months ended March 31, 2000, compared to $500,000 for the three months ended March 31, 1999. The provision for losses on loans was $1.1 million for the six months ended March 31, 2000, compared to $1.0 million for the six months ended March 31, 1999.

NON-INTEREST INCOME | Non-interest income was $4.5 million for the three months ended March 31, 2000, compared to $7.6 million for the three months ended March 31, 1999. Non-interest income was $8.8 million for the six months ended March 31, 2000, compared to $15.4 million for the six months ended March 31, 1999. The decrease in non-interest income from the three and six months ended March 31, 1999, was primarily due to a decrease in the gain on sale of loans. The decrease in the gain on sale of loans was partially offset by increases in other non-interest income and revenues from investment product fees and insurance commissions.

During the first half of fiscal year 1999, the long-term interest rate environment resulted in increased fixed-rate single-family residential mortgage loan refinances and opportunities to sell these loans on the secondary market for a premium. During the second half of 1999, long-term interest rates increased and single-family residential mortgage loan originations decreased, and as a result, sales of single-family mortgage loans declined as compared to the first half of fiscal year 1999. Based on the current interest rate environment, InterWest anticipates that single-family mortgage loan sales will remain at low levels during the remainder of 2000 compared to the first half of fiscal year 1999.

NON-INTEREST EXPENSE | Non-interest expense was $18.3 million for the three months ended March 31, 2000, compared to $16.8 million for the three months ended March 31, 1999. Non-interest expense was $36.8 million for the six months ended March 31, 2000, compared to $33.6 million for the six months ended March 31, 1999. The increase in non-interest expense for the three and six months ended March 31, 2000, compared to the three and six months ended March 31, 1999, was primarily due to the acquisition of National Bank of Tukwila, severance contracts and expenses incurred for system conversions. The total of all of these expenses was $0.8 million for the three months ended March 31, 2000 and $1.8 million for the six months ended March 31, 2000. Excluding these expenses, non-interest expense has increased by four percent compared to the three and six months ended March 31, 1999.

The efficiency ratio was 65.4 percent for the three months ended March 31, 2000, compared to 58.8 percent for the three months ended March 31, 1999. The efficiency ratio was 66.4 percent for the six months ended March 31, 2000, compared to 58.9 percent for the six months ended March 31, 1999. The increase in the efficiency ratio was primarily due to an increase in non-interest expense and a decrease in the gain on sale of loans. This was partially offset by an increase in net interest income.

Compensation and employee benefits were $9.8 million for the three months ended March 31, 2000, compared to $9.5 million for the three months ended March 31, 1999. This increase is primarily due to the acquisition of National Bank of Tukwila. Compensation and employee benefits were $20.2 million for the six months ended March 31, 2000, compared to $18.7 million for the six months ended March 31, 1999. The increase from the prior year was primarily due to the acquisition of National Bank of Tukwila and the accrual for severance contracts. Excluding National Bank of Tukwila compensation and severance contracts, compensation and employee benefits increased $0.5 million or three percent compared to the prior year.

As discussed previously, InterWest completed acquisitions of four commercial banks during fiscal year 1998 and one during the quarter ended December 31, 1999. However, the efficiencies available from eliminating duplication of administrative and operational functions have not been realized from the acquisitions. InterWest has selected a data processing system and is planning for a complete integration of various policies and procedures into a common operating platform. This is part of an overall plan to merge multiple charters that InterWest operates under and to be recognized and identified as one brand within its markets. The integration process was intentionally delayed due to the focus of resources on Year 2000 issues and the process of selecting a common operating platform that best meets InterWest's future needs. The selection process has been completed and it is anticipated that data and systems conversions will commence during the second half of fiscal year 2000. It is the current plan to have data and systems conversions completed and to have the banking subsidiaries consolidated under one charter in calendar year 2001.

INCOME TAX EXPENSE | Income tax expense was $3.3 million for the three months ended March 31, 2000, compared to $3.9 million for the three months ended March 31, 1999. Income tax expense was $6.2 million for the six months ended March 31, 2000, compared to $7.7 million for the six months ended March 31, 1999. The effective tax rates was 35.3 percent for the six months ended March 31, 2000, compared to 34.4 percent for the six months ended March 31, 1999. The higher effective tax rate for 2000 was primarily due to increased goodwill amortization that is not deductible for income tax purposes.

REVIEW OF FINANCIAL CONDITION

InterWest's total consolidated assets were $2.83 billion as of March 31, 2000, compared to $2.58 billion as of September 30, 1999. This increase is primarily due to increases in loans receivable and the acquisition of National Bank of Tukwila.

SECURITIES | As of March 31, 2000, InterWest had $729.4 million of securities available for sale, compared to $700.6 million as of September 30, 1999. Securities held to maturity have decreased to $68.0 million as of March 31, 2000, compared to $70.7 million as of September 30, 1999, as a result of maturities and principal repayments on mortgage-backed securities. As of March 31, 2000, 91.5 percent of InterWest securities were classified as available for sale. Management believes that a high percentage of securities classified as available for sale provides greater flexibility to respond to interest rate changes and liquidity needs to fund loan growth.

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

LOANS RECEIVABLE AND LOANS HELD FOR SALE | Loans receivable were $1.73 billion as of March 31, 2000, compared to $1.56 billion as of September 30, 1999. This increase was primarily due to growth in the loan portfolios of InterWest Bank and Pacific Northwest Bank and partially due to the acquisition of National Bank of Tukwila. It is management's intention to increase the loan portfolio, and in particular commercial lending, which should have a positive impact on net interest income. Growth in the loan portfolio would have been more significant during the six months ended March 31, 2000; however, $19.3 million of multi-family and $32.2 million of commercial real estate mortgage loans were sold and $57.0 million of single-family mortgages were securitized into securities available for sale during the period.

The commercial bank acquisitions increased InterWest's ability to originate commercial loans. These acquisitions, as well as the development of commercial lending at InterWest Bank, have changed the composition of the InterWest loan portfolio to that of a financial institution that emphasizes both real estate mortgage and commercial lending. Growth in commercial lending should shorten duration risk, increase net interest margin, create better protection from interest rate volatility and ultimately meet the needs of InterWest's customers.

Single-family residential mortgage loans outstanding increased $66.8 million from September 30, 1999. This increase would have been more significant; however, $57.0 million of single-family residential mortgages were securitized during the six months ended March 31, 2000. As of March 31, 2000, single-family residential mortgage loans totaled $514.9 million, or 28.9 percent of total gross loans, compared to $448.1 million, or 27.9 percent of total gross loans, as of September 30, 1999.

The commercial loan portfolio was $340.6 million as of March 31, 2000, an increase of $51.4 million from September 30, 1999. Commercial real estate mortgage loans were $440.9 million as of March 31, 2000, an increase of $38.3 million from September 30, 1999. This increase would have been more significant; however, $32.2 million of commercial real estate mortgage loans were sold during the six months ended March 31, 2000. Commercial and commercial real estate loans outstanding represented 43.9 percent of total gross loans as of March 31, 2000, an increase from 43.0 percent of total gross loans as of September 30, 1999. This increase was due to the acquisition of National Bank of Tukwila and loan growth at InterWest Bank and Pacific Northwest Bank. Increases in commercial lending increased the yield earned on the loan portfolio and net interest income.

Real estate construction loans outstanding totaled $254.2 million as of March 31, 2000, an increase of $8.5 million from $245.7 million as of September 30, 1999.

Loans held for sale were $20.7 million as of March 31, 2000 compared to $23.1 million as of September 30, 1999. Loans held for sale are generally mortgage loans and loans originated under a Small Business Administration program. Loans are typically sold to FHLMC and other financial institutions. In connection with most loan sales, InterWest retains the right to service the loans, for which it generally receives a fee based on the difference between the rate paid to the investor and that collected from the borrower. InterWest capitalizes loan-servicing rights either through the purchase or origination of mortgage loans that are subsequently sold or securitized with the servicing rights retained. Loan servicing rights are included in intangible assets and are amortized as an offset to service fees in proportion to and over the period of servicing income, not to exceed 15 years. Periodically, InterWest has sold loan servicing rights.

The following table sets forth the composition of InterWest's loan portfolio by type as of the dates indicated:


DOLLARS IN THOUSANDS                              March 31, 2000   September 30, 1999
-------------------------------------------------------------------------------------
Real estate mortgage loans
   Single-family residential                          $514,895          $448,068
   Multi-family residential                             62,666            74,223
   Commercial                                          440,881           402,580
Real estate construction                               254,240           245,690
Consumer loans                                         111,015            97,153
Commercial loans                                       340,617           289,185
Agricultural loans                                      54,495            51,961
                                                    ----------------------------
                                                     1,778,809         1,608,860
Less:
      Loans held for sale                               20,714            23,138
     Allowance for losses on loans                      15,369            14,123
     Deferred loan fees and discounts                    9,962            10,015
                                                    ----------        ----------
                                                    $1,732,764        $1,561,584
                                                    ==========        ==========

NON-PERFORMING ASSETS | Loans are generally placed on non-accrual when they become past due over 90 days or when the collection of interest or principal is considered unlikely. InterWest does not return a loan to accrual status until it is brought current with respect to both principal and interest and future principal payments are no longer in doubt. When a loan is placed on non-accrual status, any previously accrued and uncollected interest is reversed from interest income. Non-accrual loans totaled $12.0 million as of March 31, 2000, compared to $10.9 million as of September 30, 1999. Real estate owned through foreclosure was $6.9 million as of March 31, 2000, compared to $3.6 million as of September 30, 1999. Total non-performing assets, including non-accrual loans and real estate owned through foreclosure, totaled $18.9 million or 0.67 percent of total assets as of March 31, 2000, compared to $14.5 million or 0.56 percent of total assets as of September 30, 1999. The increase in non-accrual loans is primarily due to an increase in non-performing agricultural loans and several land development loans offset by a decrease in non-performing single family residential mortgage loans. The increase in real estate owned through foreclosure is primarily due to the foreclosure on one commercial real estate property during the six months ended March 31, 2000.

The following table summarizes non-performing assets as of March 31, 2000, and September 30, 1999:


DOLLARS IN THOUSANDS                              March 31, 2000   September 30, 1999
-------------------------------------------------------------------------------------
NON-ACCRUAL LOANS

Real estate mortgage loans
    Single-family residential                        $3,292               $4,125
    Commercial                                        2,329                  792
Real estate construction                              1,471                  880
Consumer loans                                          304                  507
Commercial loans                                      3,518                3,943
Agricultural loans                                    1,091                  652
                                                    ----------------------------
    Total non-accrual loans                          12,005               10,899

Real estate owned through foreclosure                 6,882                3,560
                                                    ----------------------------
Total non-performing assets                         $18,887              $14,459
                                                    ============================

ALLOWANCE FOR LOSSES ON LOANS | The allowance for losses on loans was $15.4 million or 0.88 percent of loans receivable as of March 31, 2000, compared to $14.1 million or 0.90 percent of total loans receivable as of September 30, 1999. Net loan charge-offs were $632,000 or 0.07 percent of the average balance of loans outstanding for the six months ended March 31, 2000.

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

The following tables summarize the activity in allowance for losses on loans during the three and six months ended March 31:

                                                    Three months                          Six months
DOLLARS IN THOUSANDS                             2000           1999                  2000          1999
----------------------------------------------------------------------------------------------------------
Allowance as of beginning of period             $15,182        $13,527                $14,123      $13,224

Provision for losses on loans                       550            500                  1,100          998

Allowance acquired                                   --             --                    778           --

Recoveries                                           83            140                    188          263

Charge-offs                                        (446)          (661)                  (820)       (979)
                                                ----------------------------------------------------------
Allowance as of end of period                   $15,369        $13,506                $15,369      $13,506
                                                ==========================================================

INTANGIBLE ASSETS | Intangible assets arising from acquisitions represent the excess of the purchase price over the estimated fair value of net assets acquired. InterWest periodically evaluates these intangible assets for impairment.

The increase in intangible assets from September 30, 1999 to March 31, 2000 was due to the acquisition of National Bank of Tukwila, which resulted in $9.7 million in goodwill recorded by InterWest Bancorp.

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

Intangible assets consisted of the following as of March 31 2000 and September 30, 1999:

DOLLARS IN THOUSANDS                                            March 31, 2000          September 30, 1999
------------------------------------------------------------------------------------------------------------
Goodwill                                                              $18,680                     $ 9,468
Core deposit intangible                                                   729                         817
Loan servicing intangibles                                              2,065                       1,714
                                                                      -------                     -------
                                                                      $21,474                     $11,999
                                                                      =======                     =======

DEPOSITS | InterWest offers various types of deposit accounts, including savings, checking accounts, money market accounts and a variety of certificate of deposit accounts. Deposit accounts vary as to terms, with the principal differences being the minimum balance required, the time period the funds must remain on deposit, the interest rate, and the deposit or withdrawal option. InterWest has rarely relied on brokered deposits, but has relied on generating deposits through a marketing strategy that employs a sales staff responsible for establishing new customer relationships.

Non-interest-bearing deposits increased to $243.0 million as of March 31, 1999, from $197.7 million as of September 30, 1999. The increase was due to the acquisition of National Bank of Tukwila, increases in the number of accounts and the timing of customer deposits and withdrawals. Non-interest-bearing deposits represented 15.1 percent of total deposits as of March 31, 2000, an increase from 12.5 percent as of September 30, 1999. Interest-bearing transaction accounts (which includes interest-bearing checking, money market and savings accounts) totaled $577.7 million as of March 31, 2000, compared to $548.4 million as of September 30, 1999. Interest-bearing transaction accounts represented 35.9 percent of total deposits as of March 31, 2000, an increase from 34.8 percent as of September 30, 1999.

Certificates of deposit totaled $787.6 million as of March 31, 2000, compared to $832.8 million as of September 30, 1999. Certificates of deposit represented
49.0 percent of total deposits as of March 31, 2000, a decrease from 52.7 percent as of September 30, 1999.

Management is continuing to pursue initiatives to increase the percentage of non-interest-bearing deposits and interest-bearing transaction deposits relative to certificates of deposit. This activity should increase net interest income and service fee revenue while building customer relationships. As of March 31, 2000, 51.0 percent of InterWest's deposits were transaction accounts, compared to 47.3 percent as of September 30, 1999. The following table sets forth the balances of deposits by account type as of March 31, 2000, and September 30, 1999:

DOLLARS IN THOUSANDS                     March 31, 2000               September 30, 1999
----------------------------------------------------------------------------------------------
Non-interest-bearing deposits             $  242,954                       $  197,732
Interest-bearing checking accounts           172,488                          171,578
Money market accounts                        302,357                          273,537
Savings accounts                             102,882                          103,306
Certificates of deposit                      787,590                          832,796
                                          ----------                       ----------
Total                                     $1,608,271                       $1,578,949
                                          ==========                       ==========

FHLB ADVANCES, SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS | InterWest borrows through advances from the Federal Home Loan Bank
(FHLB) and securities sold under agreements to repurchase with third parties. Overall, borrowings have increased to $1.0 billion as of March 31, 2000, compared to $817.9 million as of September 30, 1999. The increase in borrowings has been used to fund loan growth. The increase in borrowings increases the cost of funds and decreases net interest margin. It is management's intention to increase deposits and reduce borrowings in the future.

InterWest had $716.5 million outstanding in FHLB advances as of March 31, 2000, compared to $682.2 million as of September 30, 1999. The FHLB provides credit for member financial institutions. As members, financial institutions are required to own capital stock in the FHLB, and are authorized to apply for advances on the security of such stock, certain home mortgages and other assets (principally securities that are obligations of, or guaranteed by, the United States). Advances are made to member financial institutions pursuant to several different programs. These programs are generally designed to meet the financial institution's need while still reflecting market terms and conditions. The subsidiary banks rely upon advances from the FHLB to supplement funds available to lend and to meet liquidity guidelines. Interest rates on these advances vary in response to general economic conditions. The contractual maturities of InterWest's FHLB advances are generally greater than one year; however, many of these advances have options whereby the FHLB can call the borrowing due prior to the contractual maturity.

InterWest uses the securities market for borrowings by utilizing its securities available for sale and securities held to maturity as collateral. These borrowings are collateralized by securities with an estimated fair value exceeding the face value of the borrowings. As of March 31, 2000, InterWest had $280.7 million outstanding in securities sold under agreements to repurchase, compared to $132.0 million as of September 30, 1999. This increase reflects changing economic conditions and interest rates and the corresponding affect on borrowing source decisions by management.

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN SUBORDINATED DEBT | On November 15, 1999, $40 million of 9.875 percent Capital Securities were issued by InterWest Capital Trust I (the Trust). The Trust is a business trust organized in November 1999, and InterWest Bancorp owns 100 percent of the common equity of the Trust.

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

On November 16, 1999, the Board of Directors of InterWest Bancorp authorized the purchase of an additional 5 percent of its outstanding shares of common stock in the open market over the next twelve months. The Board of Directors previously approved a stock repurchase plan of 5 percent on January 20, 1999. During the six months ended March 31, 2000, InterWest Bancorp repurchased 757,500 shares (4.7 percent of the total common shares outstanding) at a total price of $13.9 million.

InterWest's total shareholders' equity was $163.9 million as of March 31, 2000, a decrease of $1.4 million from $165.3 million as of September 30, 1999. The decrease in shareholders' equity is due to common stock repurchases, dividends to shareholders and the increase in the net unrealized loss on securities available for sale, offset by capital issued to acquire National Bank of Tukwila, net income and the issuance of common stock under stock option plans. Book value per share was $10.58 as of March 31, 2000, compared to $10.71 as of September 30, 1999. During the six months ended March 31, 2000, InterWest Bancorp declared cash dividends totaling $0.28 per share.

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

InterWest Bancorp is subject to risk-based capital guidelines issued by the FRB, which establish a risk-adjusted ratio relating capital to different categories of assets. InterWest Bancorp's Tier I capital consists of shareholders' equity and guaranteed preferred beneficial interests in subordinated debt less certain intangibles, and excludes the equity impact of adjusting securities available for sale to estimated fair value. Total capital is Tier I capital and the allowance for losses on loans. The FRB's risk-based capital rules have been supplemented by a leverage capital ratio, defined as Tier I capital to adjusted quarterly average total assets. As of March 31, 2000, under the FRB's capital guidelines, InterWest Bancorp's levels of consolidated regulatory capital exceed the FRB's well-capitalized requirements.

The capital amounts and ratios for InterWest Bancorp, InterWest Bank and Pacific Northwest Bank as of March 31, 2000, are presented in the following table:

                                                                                        To Be Well
                                                                                        Capitalized Under
                                                                For Capital             Prompt Corrective
                                                Amount          Adequacy Purposes       Action Provisions
                                            -------------------------------------------------------------
DOLLARS IN THOUSANDS                        Amount     Ratio    Amount     Ratio        Amount       Ratio
---------------------------------------------------------------------------------------------------------
INTERWEST BANCORP:
Total capital (to risk-weighted assets)    $226,113    11.79%     $153,408   8.0%        $191,760       10.0%
Tier I capital (to risk-weighted assets)    210,744    10.99%       76,704   4.0%         115,056        6.0%
Tier I capital (to average assets)          210,744     7.58%      111,229   4.0%         139,036        5.0%

INTERWEST BANK:
Total capital (to risk-weighted assets)    $164,496    11.65%     $113,270   8.0%        $141,588       10.0%
Tier I capital (to risk-weighted assets)    154,769    10.93%       56,635   4.0%          84,953        6.0%
Tier I capital (to average assets)          154,769     6.84%       90,443   4.0%         113,053        5.0%

PACIFIC NORTHWEST BANK:
Total capital (to risk-weighted assets)     $54,668    11.36%      $38,495   8.0%         $48,119       10.0%
Tier I capital (to risk-weighted assets)     50,288    10.45%       19,247   4.0%          28,871        6.0%
Tier I capital (to average assets)           50,288    10.09%       19,923   4.0%          24,904        5.0%

As of March 31, 2000, all subsidiary banks were in compliance with the well-capitalized capital requirements. Management believes that under the current regulations the subsidiary banks will continue to meet well-capitalized capital requirements in the foreseeable future. However, events beyond the control of the subsidiary banks, such as a downturn in the economy in areas where the subsidiary banks have most of their loans, could adversely affect future earnings and, consequently, the ability of the subsidiary banks to meet future well-capitalized capital requirements.

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

The analysis of liquidity also includes a review of InterWest's consolidated statement of cash flows for the six months ended March 31, 2000. The consolidated statement of cash flows details InterWest's operating, investing and financing activities during the period. The most significant item under operating activities was net income of $11.3 million for the six months ended March 31, 2000. Investing activities included proceeds from the maturing and principal repayments on securities available for sale of $38.9 million, purchases of securities available for sale of $29.4 million and proceeds from the sale of securities available for sale of $5.0 million. Investing activities also included a $251.9 million increase in loans receivable and $57.6 million of proceeds from the sale of loans. During the period, financing activities included $183.0 million in borrowing proceeds, net of borrowing repayments, and $40.0 million in proceeds received from guaranteed preferred beneficial interests in subordinated debt. Financing activities also included a $56.9 million decrease in certificates of deposit, a $38.2 million increase in deposits, $13.9 million in common stock repurchases and a total of $4.4 million paid in cash dividends to shareholders.

YEAR 2000

Problems associated with software and computer systems' use of two digits to define the year, referred to as Year 2000 issues, could affect InterWest's business. To date InterWest is not aware of any significant Year 2000 issues relating to internally developed programs and systems, or systems provided by others. Although January 1, 2000 is past, it is possible that problems have gone undetected, or that other dates in the Year 2000 may further affect computer software and systems. InterWest is currently unable to assess completely whether all internal systems or the internal systems of vendors of critical software and systems, third-party service providers, and customers have been affected by the Year 2000 date change.

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

FORWARD LOOKING STATEMENTS | In this quarterly report on Form 10-Q, InterWest has included certain "forward-looking statements" concerning its future operations. It is InterWest's desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing InterWest of the protections of such safe harbor with respect to all forward-looking statements contained in this quarterly report on Form 10-Q. Sentences contained words such as "may," "will," "expect," "anticipate," "believe," "estimate," "should," "projected," or similar words may constitute forward-looking statements. Although InterWest believes that the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business and operations, it is possible that actual results may differ materially from these expectations. InterWest has used these statements to describe expectations and estimates in various areas, including: changes in the economy of the markets in which it operates; interest rate movements; future acquisition and growth strategies; Year 2000 issues; data conversions for acquired institutions; the impact of competitive products, services and pricing; and legislative, regulatory and accounting changes affecting the banking and financial services industry. Actual results could vary materially from the future results covered in forward-looking statements. Factors such as Year 2000 issues, interest rate trends and loan delinquency rates, as well as the general state of the economy in Washington state and the United States as a whole, could also cause actual results to vary materially from the future results anticipated in such forward-looking statements. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements.

PART II. OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Annual Meeting of Shareholders of InterWest Bancorp ("Meeting") was held on January 19, 2000. The results of the vote on the matters presented at the Meeting are as follows:

                  1. The following individuals were elected as directors:

                                                      Term to Expire        Vote For          Vote Withheld
                                                      --------------       ----------         -------------
                  Barney R. Beeksma                       2003             12,714,844            158,704
                  Larry Carlson                           2001             12,820,574             52,974
                  C. Stephen Lewis                        2003             12,810,032             63,516
                  Russel E. Olson                         2003             12,808,770             64,778

                  The terms of Directors Gary M. Bolyard, Patrick M. Fahey, Clark H. Mock, Stephen M. Walden, Michael T. Crawford, Jean Gorton and Vern Sims continued after the meeting.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a) REPORTS ON FORM 8-K

                  InterWest Bancorp filed a Form 8-K dated January 18, 2000, to report financial results for the quarter ended December 31, 1999.

                  InterWest Bancorp filed a Form 8-K dated February 9, 2000, to report the termination of the agreement to acquire Liberty Bay Financial Corporation.

                  EXHIBITS


                  (10.1)   Form of Severance Pay Agreement entered into between
                           InterWest Bank and its Executive Officers
                  (10.2)   Form of Change in Control Agreement entered into
                           between InterWest Bank and its Executive Officers
                  (27)     Financial Data Schedule


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    INTERWEST BANCORP, INC.




                                       By:      /s/ H. GLENN MOUW
                                                -----------------------------
                                                H. Glenn Mouw,
                                                Executive Vice President
                                                (Principal Financial Officer)




Dated:            MAY 11                    , 2000
      --------------------------------------