Form 10-Q
period 2000-06-30
INTERWEST BANCORP INC
filed 2000-08-11
CIK 949504

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                            and Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

     ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

         For the transition period ____________ from to _______________

                          COMMISSION FILE NUMBER    0-26632
                                                 -------------

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

                                 YES /X/ NO / /

As of July 31, 2000, 15,447,394 shares of common stock were outstanding with no par value.

                             INTERWEST BANCORP, INC


INDEX                      PAGE
PART 1.                    FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS

                           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           AS OF JUNE 30, 2000 AND DECEMBER 31, 1999                       1

                           CONSOLIDATED STATEMENTS OF INCOME
                           FOR THE THREE AND SIX MONTH PERIODS ENDED
                           JUNE 30, 2000 AND 1999                                          2

                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2000
                           AND 1999                                                        3

                           CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                           THE SIX MONTH PERIODS ENDED
                           JUNE 30, 2000 AND 1999                                          4-5

                           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS            6-10

ITEM 2.                    MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL

                           CONDITION AND RESULTS OF OPERATIONS                             11-26

PART II.                   OTHER INFORMATION

ITEM 6.                    EXHIBITS AND REPORTS ON FORM 8-K                                27

SIGNATURES                                                                                 28





CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

DOLLARS IN THOUSANDS                                               June 30, 2000        December 31, 1999
---------------------------------------------------------------------------------------------------------
ASSETS
    Cash and due from banks
         Non-interest-bearing                                           $76,936                  $104,415
         Interest-bearing                                                30,111                     9,647
    Federal funds sold                                                   15,500                        --
    Securities available for sale                                       690,312                   792,329
    Securities held to maturity                                          67,106                    68,896
    Loans receivable                                                  1,741,703                 1,687,497
            Allowance for losses on loans                               (15,538)                  (15,182)
                                                                   --------------------------------------
    Net loans receivable                                              1,726,165                 1,672,315

    Loans held for sale                                                  61,138                    22,397
    Interest receivable                                                  16,967                    16,781
    Other real estate                                                     7,817                     8,955
    Premises and equipment                                               54,805                    53,847
    Goodwill and other intangible assets                                 20,807                    21,544
    Other assets                                                         25,695                    11,442
                                                                   --------------------------------------

    Total assets                                                     $2,793,359                $2,782,568
                                                                   ======================================

LIABILITIES

    Deposits:
            Non-interest-bearing                                       $212,131                  $212,880
            Interest-bearing                                          1,371,817                 1,385,310
                                                                   --------------------------------------
    Total deposits                                                    1,583,948                 1,598,190

    FHLB advances                                                       730,200                   670,234
    Securities sold under agreements to repurchase                      247,528                   282,655
    Guaranteed preferred beneficial interests in
        subordinated debt                                                40,000                    40,000
    Other borrowings                                                      2,412                     4,370
    Other liabilities                                                    28,755                    15,399
                                                                   --------------------------------------

    Total liabilities                                                 2,632,843                 2,610,848

SHAREHOLDERS' EQUITY

    Common stock, no par value
      Authorized shares 30,000,000
      Issued and outstanding 15,409,931 and 15,800,377                       --                        --
    Paid-in-capital                                                      25,802                    33,297
    Retained earnings                                                   157,443                   162,043
    Accumulated other comprehensive loss                                (20,405)                  (20,640)
    Debt related to employee stock ownership plan (ESOP)                 (2,324)                   (2,980)
                                                                   --------------------------------------

    Total shareholders' equity                                          160,516                   171,720
                                                                   --------------------------------------

    Total liabilities and shareholders' equity                       $2,793,359                $2,782,568
                                                                   ======================================



CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                           Three months ended June 30,       Six months ended June 30,
 DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS              2000            1999             2000              1999
 -------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
     Loans receivable and loans held for sale               $40,001           $30,190         $78,603          $61,883
     Securities available for sale                           12,829            11,495          25,822           22,703
     Securities held to maturity                              1,101             1,247           2,176            2,640
     Other                                                      406               771             880            1,139
                                                            ----------------------------------------------------------
                                                             54,337            43,703         107,481           88,365
INTEREST EXPENSE
     Deposits                                                14,685            13,476          28,895           26,978
     FHLB advances and other borrowings                      11,556             7,705          21,678           15,995
     Securities sold under agreements to repurchase           4,418             1,878           8,694            3,748
     Guaranteed preferred beneficial interests in
          subordinated debt                                     987                --           1,975               --
                                                            ----------------------------------------------------------
                                                             31,646            23,059          61,242           46,721

Net interest income before provision
  for losses on loans                                        22,691            20,644          46,239           41,644

     Provision for losses on loans                            1,400               500           1,950            1,000
                                                            ----------------------------------------------------------

Net interest income after provision for
  losses on loans                                            21,291            20,144          44,289           40,644

NON-INTEREST INCOME
     Gain on sale of loans                                       57               407              33            3,688
     Gain on sale of loan servicing rights                       --             2,798              --            2,798
     Service fees                                             3,012             3,224           5,764            6,063
     Investment product fees
        and insurance commissions                               641               850           1,476            1,575
     Other                                                      599               865           1,516            1,376
                                                            ----------------------------------------------------------
                                                              4,309             8,144           8,789           15,500
NON-INTEREST EXPENSE
     Compensation and employee benefits                      10,063             9,068          19,846           18,596
     Loss (gain) on sale of securities available for sale     6,781                --           6,775             (231)
     General and administrative                               4,471             3,900           8,793            7,612
     Conversion and integration                               3,210                --           3,527               --
     Severance and employment agreements                      3,205                --           3,205               --
     Occupancy                                                2,511             2,435           4,993            4,762
     Data processing                                          1,293             1,111           2,507            2,314
     Loss from real estate write-downs
        and operations                                        2,119               511           2,347              544
     Impairment of goodwill                                     748                --             748               --
                                                            ----------------------------------------------------------
                                                             34,401            17,025          52,741           33,597

Income (loss) before income taxes                            (8,801)           11,263             337           22,547

Income tax expense (benefit)                                 (2,668)            3,929             589            7,850
                                                            ----------------------------------------------------------

Net income (loss)                                           $(6,133)          $ 7,334         $  (252)         $14,697
                                                            ==========================================================

Basic net income (loss) per share                           $ (0.40)          $  0.47         $ (0.02)         $  0.94
                                                            ==========================================================

Diluted net income (loss) per share                         $ (0.40)          $  0.46         $ (0.02)         $  0.92
                                                            ==========================================================

Dividends declared per share                                $  0.14           $  0.14         $  0.28          $  0.28
                                                            ==========================================================

                                       2

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)



                                                                          ACCUMULATED     DEBT
                                                                             OTHER       RELATED
                                  COMMON STOCK,   PAID-IN     RETAINED    COMPREHENSIVE    TO
                                   NO PAR VALUE    CAPITAL     EARNINGS       LOSS        ESOP           TOTAL
DOLLARS IN THOUSANDS, EXCEPT        SHARES
SHARE DATA
-------------------------------------------------------------------------------------------------------------------
January 1, 1999                   15,674,457        $36,715      $144,934     $(2,431)    $(3,935)        $175,283

Dividends, $0.28 per share                                         (4,415)                                  (4,415)

Issuance of common stock:
   Stock option plans                247,070          1,209                                                  1,209

Purchase and retirement of
common stock                        (284,500)        (6,489)                                                (6,489)

ESOP loan transaction                  6,206                                                                    --

Comprehensive income:
  Net income                                                       14,697                                   14,697
  Other comprehensive income
    (loss) -
     Unrealized loss on                                                        (3,589)                      (3,589)
     securities available for
     sale, net of tax benefit
     of $1,933

     Reclassification adjustment
     for gains included in net
     income, net of tax expense
     of $81                                                                      (150)                        (150)
                                                                                                             -----
Total comprehensive income                                                                                  10,958
-------------------------------------------------------------------------------------------------------------------
June 30, 1999                     15,643,233        $31,435      $155,216     $(6,170)    $(3,935)        $176,546
===================================================================================================================


January 1, 2000                   15,800,377        $33,297      $162,043    $(20,640)    $(2,980)        $171,720

Dividends, $0.28 per share                                         (4,348)                                  (4,348)

Issuance of common stock:
  Stock option plans                  52,954            366                                                    366


ESOP loan transaction                 24,600                                                  656              656

Purchase and retirement of          (468,000)        (7,861)                                                (7,861)
common stock

Comprehensive income:

  Net loss                                                           (252)                                    (252)

  Other comprehensive income
   (loss) -
     Unrealized loss on                                                        (4,169)                      (4,169)
     securities available for
     sale, net of tax benefit of
     $2,245

     Reclassification adjustment
     for losses included in net
     income, net of tax benefit
     of $2,371                                                                  4,404                        4,404
                                                                                                             -----

Total comprehensive loss                                                                                       (17)
-------------------------------------------------------------------------------------------------------------------
June 30, 2000                     15,409,931        $25,802      $157,443    $(20,405)    $(2,324)        $160,516
===================================================================================================================


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                         Six months ended June 30,
DOLLARS IN THOUSANDS                                                     2000                1999
--------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES

Net income (loss)                                                       $(252)              $14,697
Adjustments to reconcile net income to net
    cash provided by operating activities:
  Depreciation                                                           2,751                2,331
  Amortization of intangible assets                                        966                  716
  Impairment of goodwill                                                   748
  Provision for losses on loans                                          1,950                1,000
  Loss on other real estate                                              2,168                  404
 Amortization and accretion of premiums and discounts, net                 112                  557
 Gain on sale of loans                                                     (33)              (3,688)
 Gain on sale of loan servicing rights                                      --               (2,798)
 Loss (gain) on sale of securities available for sale                    6,775                 (231)
 Gain on sale of other real estate                                        (100)                (303)
  Loan fees deferred, net of amortization                                  311                1,511
  FHLB stock dividends                                                  (1,426)              (1,319)
Changes in operating assets and liabilities:
    Interest receivable                                                   (186)                 762
    Other assets                                                       (15,822)               1,015
    Other liabilities                                                   13,356               (9,043)
                                                                    ------------------------------------

Net cash provided by operating activities                              $11,318               $5,611

INVESTING ACTIVITIES

 Purchases of securities available for sale                            (46,553)            (297,130)
 Proceeds from maturing and principal
    repayments on securities available for sale                         42,756              299,784
 Proceeds from sale of securities available for sale                   126,337              103,166
 Proceeds from maturing and principal
    repayments on securities held to maturity                            1,761                8,662
  Proceeds from sale of loans                                           92,939              261,498
 Net increase in loans receivable                                     (214,983)            (264,893)
 Proceeds from sale of loan servicing rights                                --                2,216
 Proceeds from sale of other real estate                                 2,499                4,427
 Purchases of premises and equipment                                    (3,988)              (5,256)
 Purchases of FHLB stock                                                  (770)                  --
 Net increase in federal funds sold                                    (15,500)              (3,349)
 Cash paid for acquisition                                                  --                 (300)
 Improvements capitalized to other real estate                            (210)                (778)
                                                                    ------------------------------------

Net cash provided by (used in) investing activities                   $(15,712)            $108,047




                                                                         Six months ended June 30,
DOLLARS IN THOUSANDS                                                    2000                   1999
---------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES

  Net increase in deposits                                              14,832                1,124
  Net increase (decrease) in certificates of deposit                   (29,074)               3,580
  Proceeds from FHLB advances, securities sold under
    agreements to repurchase, and other borrowings                     960,016              470,978
  Repayment of FHLB advances, securities sold under
    agreements to repurchase and other borrowings                     (936,479)            (592,658)
  Dividends paid to shareholders                                        (4,421)              (4,421)
  Purchase and retirement of common stock                               (7,861)              (6,489)
  Issuance of common stock from exercise of stock options                  366                1,209
                                                                  ---------------------------------

Net cash used in financing activities                                   (2,621)            (126,677)
                                                                  ---------------------------------

Net decrease in cash and cash equivalents                               (7,015)             (13,019)

CASH AND CASH EQUIVALENTS
  Beginning of period                                                  114,062               86,686
                                                                  ---------------------------------

  End of period                                                       $107,047            $  73,667
                                                                  =================================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid during the period for:
    Interest                                                           $55,536              $46,679
    Income taxes                                                         9,630               13,086
  Non-cash investing and financing activities:
    Loans receivable transferred to other real estate                    4,223                1,639
    Premises and equipment transferred to other real estate                279                   --
    Loans receivable securitized as securities available for sale       25,021               37,100
    ESOP loan repayment                                                    656                   --


NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of InterWest Bancorp, Inc. and its wholly owned subsidiaries (collectively InterWest). As of June 30, 2000, InterWest Bancorp Inc.'s wholly owned subsidiaries were InterWest Bank, Pacific Northwest Bank, The Bank of Tukwila and InterWest Capital Trust I. All material inter-company transactions and balances have been eliminated.

On June 20, 2000 the Board of Directors of InterWest approved a change of InterWest's fiscal year end from September 30 to December 31, retroactively to January 1, 2000. InterWest filed a report on Form 10-Q for the three-month transition period ended December 31, 1999. InterWest will file audited financial statements on Form 10-K for the year ended December 31, 2000, which will include audited financial statements for the three-month transition period ended December 31, 1999.

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

InterWest is a bank holding company incorporated in Washington state. InterWest offers a wide range of financial services to businesses and individuals throughout western and central Washington state. Financial services of InterWest include the banking activities of accepting deposits from businesses and individuals and originating commercial and commercial real estate loans, residential loans, consumer loans, and agricultural loans.

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the unaudited interim consolidated financial statements. The consolidated statements of income for the three and six month periods ended June 30, 2000 and 1999, are not necessarily indicative of the operating results for the full year. For further information, refer to the consolidated financial statements and footnotes for the year ended September 30, 1999.

NOTE B  RECLASSIFICATIONS

Certain reclassifications have been made to prior financial statements to conform to current presentation. The effects of the reclassifications are not considered material.

NOTE C  NET INCOME PER SHARE

Basic net income (loss) per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing net income by diluted weighted average shares outstanding, which includes common stock equivalent shares outstanding using the treasury stock method, unless such shares are anti-dilutive. Common stock equivalents include shares issuable upon exercise of stock options. Unallocated shares relating to the debt leveraged money purchase employee stock ownership plan debt obligation are deducted in the calculation of weighted average shares outstanding.

The following table sets forth the computation of basic and diluted net income per share for the three and six months ended June 30, 2000 and 1999:


                                                                       Three months                 Six months
DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS       2000            1999               2000         1999
-------------------------------------------------------------------------------------------------------------------
NUMERATOR:

Net income (loss)                                              $ (6,133)       $7,334           $(252)      $14,697
                                                              =====================================================

DENOMINATOR:

Denominator for basic net income per share-
Weighted average shares                                      15,433,527    15,629,830      15,543,303    15,656,978
Effect of dilutive securities:
      Stock options                                                   0       295,287               0       318,867
                                                         ----------------------------------------------------------
Denominator for diluted net income per share-
Weighted average shares and assumed conversion
     of dilutive stock options                               15,433,527    15,925,117      15,543,303    15,975,845
                                                             =======================================================

Basic net income (loss) per share                                $(0.40)        $0.47          $(0.02)        $0.94
                                                          ==========================================================

Diluted net income (loss) per share                              $(0.40)        $0.46          $(0.02)        $0.92
                                                          ==========================================================



NOTE D SHAREHOLDERS' EQUITY

On January 20, 1999, the Board of Directors approved a stock repurchase plan of 5 percent of InterWest's outstanding shares of common stock. On November 16, 1999, the Board of Directors authorized the purchase of an additional 5 percent of InterWest's outstanding shares of common stock in the open market for the following twelve-month period. During the six months ended June 30, 2000, InterWest Bancorp repurchased 468,000 shares (3 percent of the total common shares outstanding) at a total price of $7.9 million.

NOTE E  CONVERSION AND INTEGRATION EXPENSES

InterWest is currently in the process of converting its subsidiary banks to a common operating system. Conversion teams have been addressing all of the major data processing functions for each subsidiary bank with conversion of systems and data to be completed in several phases. The first two phases of the five-phase conversion process were successfully completed in May and July 2000. The remaining three phases of the conversion are scheduled to be completed during the next nine months. Conversion and integration expenses are expensed as incurred. Total expenses associated with conversion and integration efforts were $3.2 million during the quarter ended June 30, 2000. These expenses included the buyout of previous data processing contracts, outside professional fees, accelerated depreciation for equipment and other costs incurred in conjunction with conversion and integration initiatives. Other costs include the preparation and mailing of customer notifications for the conversion of customer accounts and training expenses. Of the total conversion and integration expenses, $1.0 million was paid out during the quarter, $0.4 million related to accelerated depreciation of equipment, and the remaining $1.8 million will be paid out over the next nine months. The amount remaining to be paid primarily relates to the buyout of data processing contracts and professional services.

NOTE F  SEVERANCE AND EMPLOYMENT AGREEMENTS

In conjunction with executive management changes and elimination of duplicate administrative functions, InterWest incurred $3.2 million in expenses associated with severance and employment agreements during the quarter ended June 30, 2000. There are approximately 50 employees affected by these severance and employment agreements. Of the total severance and employment agreement payments, $0.5 million has been paid out during the quarter ended June 30, 2000 and $2.7 million will be paid out in subsequent periods in accordance with the terms of the severance and employment agreements.

NOTE G  IMPAIRMENT OF GOODWILL

As part of the transition to a commercial bank, InterWest consolidated and restructured its mortgage loan origination functions and related processes. This resulted in the impairment of $0.7 million of goodwill previously recorded for the acquisition of a mortgage brokerage subsidiary, Cornerstone Northwest Mortgage, in 1996.

NOTE H  BUSINESS SEGMENT INFORMATION

Between the period August 31, 1996, and October 1999, InterWest acquired six commercial banking institutions. At the time of acquisition, the bank holding companies were merged into InterWest Bancorp, leaving six banking subsidiaries:
Central Washington Bank (acquired August 31, 1996), First National Bank of Port Orchard (acquired January 15, 1998), Pacific Northwest Bank (acquired June 15,
1998), Pioneer National Bank (acquired June 16, 1998), Kittitas Valley Bank, N.A. (acquired August 31, 1998) and National Bank of Tukwila (name subsequently changed to The Bank of Tukwila) (acquired October 1, 1999). Central Washington Bank was merged into InterWest Bank on October 14, 1996. First National Bank of Port Orchard, Pioneer National Bank and Kittitas Valley Bank, N.A. were merged into Pacific Northwest Bank on October 15, 1998, January 22, 1999 and January 3, 2000, respectively. Since the acquisition of Pacific Northwest Bank, First National Bank of Port Orchard, Pioneer Bank and Kittitas Valley Bank in 1998, InterWest has been managed at the subsidiary bank level, not by line of business. Each subsidiary bank had a board of directors and an executive management team that was responsible for the operation and performance of the respective subsidiary bank.

During the quarter ended June 30, 2000, InterWest consolidated its executive management functions and implemented a new organizational structure that initiated the process of consolidating the subsidiary banks into a single commercial bank using a single operating system. Effective June 30, 2000, InterWest Bank converted its charter to a Washington state commercial bank from a Washington state savings bank. Effective July 1, 2000, Pacific Northwest Bank and The Bank of Tukwila were merged into InterWest Bank.

During the period ended June 30, 2000, InterWest was comprised of two reportable segments: InterWest Bank and Commercial Banks. InterWest Bank provides a wide range of financial services for individual and business customers. InterWest Bank conducts its business through financial centers located in the western and central parts of the state of Washington.

The segment of Commercial Banks is defined as the collective operations of the banking subsidiaries acquired by InterWest Bancorp since fiscal year 1998:
Pacific Northwest Bank, First National Bank of Port Orchard, Pioneer National Bank, Kittitas Valley Bank, N.A and The Bank of Tukwila. The commercial banks engage primarily in commercial banking activities, serving individuals and small to medium-sized businesses. Pacific Northwest Bank and The Bank of Tukwila were merged into InterWest Bank on July 1, 2000. Pacific Northwest Bank, Pioneer Bank, Kittitas Valley Bank and The Bank of Tukwila continue to do business under those names.

InterWest Bancorp's board of directors and executive management on a monthly basis reviews the financial performance of each subsidiary bank. The following table presents financial information for each segment for the three and six months ended June 30, 2000 and 1999:


                                                                                                      Consolidated
                                                              InterWest     Commercial                   InterWest
DOLLARS IN THOUSANDS                                               Bank          Banks      Other*         Bancorp
------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED JUNE 30, 2000

Net interest income before provision
     for losses on loans                                        $16,323        $7,356        $(988)        $22,691
Provision for losses on loans                                       582           818            --          1,400
Non-interest income                                               3,235         1,084          (10)          4,309
Non-interest expense                                             22,751         4,948        6,702          34,401
                                                              ----------------------------------------------------

Income (loss) before income taxes                               (3,775)         2,674       (7,700)        (8,801)

Income tax expense (benefit)                                    (1,061)           901       (2,508)        (2,668)
                                                              ----------------------------------------------------

Net income (loss)                                              $(2,714)        $1,773      $(5,192)       $(6,133)
                                                              ====================================================

THREE MONTHS ENDED JUNE 30, 1999

Net interest income before provision
     for losses on loans                                        $14,806        $5,838      $    --         $20,644
Provision for losses on loans                                       421            79           --             500
Non-interest income                                               6,955         1,184            5           8,144
Non-interest expense                                             12,062         4,452          511          17,025
                                                              ----------------------------------------------------

Income (loss) before income taxes                                 9,278         2,491         (506)         11,263

Income tax expense (benefit)                                      3,253           846         (170)          3,929
                                                              ----------------------------------------------------

Net income (loss)                                                $6,025        $1,645        $(336)         $7,334
                                                              ====================================================


SIX MONTHS ENDED JUNE 30, 2000

Net interest income before provision
     for losses on loans                                        $33,640       $14,574      $(1,975)        $46,239
Provision for losses on loans                                     1,028           922           --           1,950
Non-interest income                                               6,657         2,127            5           8,789
Non-interest expense                                             34,921         9,851        7,969          52,741
                                                              ----------------------------------------------------

Income (loss) before income taxes                                 4,348         5,928       (9,939)            337

Income tax expense (benefit)                                      1,783         2,011       (3,205)            589
                                                              ----------------------------------------------------

Net income (loss)                                                $2,565        $3,917      $(6,734)          $(252)
                                                              ====================================================


* Other includes intercompany eliminations, InterWest Capital Trust I and holding company amounts


                                                                                                     Consolidated
                                                             InterWest     Commercial                   InterWest
DOLLARS IN THOUSANDS                                              Bank          Banks       Other*        Bancorp
-----------------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30, 1999

Net interest income before provision
     for losses on loans                                        $30,150       $11,494      $    --         $41,644
Provision for losses on loans                                       866           134           --           1,000
Non-interest income                                              13,222         2,278           --          15,500
Non-interest expense                                             23,542         8,978         1,077         33,597
                                                                --------------------------------------------------

Income (loss) before income taxes                                18,964         4,660        (1,077)        22,547

Income tax expense (benefit)                                      6,633         1,590          (373)         7,850
                                                                --------------------------------------------------

Net income (loss)                                               $12,331        $3,070         $(704        $14,697
                                                                ==================================================

Total assets as of June 30, 2000                             $2,205,695      $562,447       $25,217     $2,793,359



* Other includes intercompany eliminations, InterWest Capital Trust I and holding company amounts

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is provided for the unaudited consolidated financial condition and results of operations of InterWest Bancorp, Inc. including its wholly owned subsidiaries (collectively InterWest). As of June 30, 2000, InterWest Bancorp Inc.'s wholly owned subsidiaries were InterWest Bank, Pacific Northwest Bank, The Bank of Tukwila and InterWest Capital Trust I. On July 1, 2000 Pacific Northwest Bank and The Bank of Tukwila were merged into InterWest Bank. Immediately prior to this consolidation process, InterWest Bank converted its charter to a Washington state commercial bank from a Washington state savings bank.

On June 20, 2000 the Board of Directors of InterWest Bancorp approved a change of InterWest's fiscal year end from September 30 to December 31, retroactively to January 1, 2000. InterWest filed a report on Form 10-Q for the three-month transition period ended December 31, 1999. InterWest will file audited financial statements on Form 10-K for the year ended December 31, 2000, which will include audited financial statements for the three-month transition period ended December 31, 1999.

The purpose of this discussion is to focus on significant factors concerning InterWest's financial condition and results of operations. This discussion should be read along with the consolidated financial statements for an understanding of the following discussion and analysis.

InterWest is a financial services company that provides a variety of products and services for both business and individual customers. InterWest will continue to change the composition of the loan portfolio and the deposit base as part of the change to a commercial bank. These changes are designed to have a positive impact on net interest income and service fee revenue while meeting the needs of InterWest's customers.

InterWest completed the acquisition of six commercial banking institutions since 1996, which added a total of $668 million in assets as measured at the respective acquisition dates.

The following table summarizes pertinent information related to the completed acquisitions:


Acquisition                                             Total Assets At Acquisition Date     Common Shares
Date                   Institution                        (Dollars in Thousands)                Issued
--------------------------------------------------------------------------------------------------------------
August 31, 1996        Central Bancorporation(1)              $206,093                       2,147,391
January 15, 1998       Puget Sound Bancorp, Inc.(1)             53,109                         586,420
June 15, 1998          Pacific Northwest Bank (1)              200,219                       2,346,081
June 16, 1998          Pioneer Bancorp, Inc.(1)                108,399                         692,846
August 31, 1998        Kittitas Valley Bancorp, Inc.(2)         47,441                         229,831*
October 1, 1999        NBT Northwest Bancorp(2)                 53,018                         677,109


(1)  Pooling-of-interests method of accounting
(2)  Purchase method of accounting

* Additionally, $6.4 million in cash was paid to Kittitas shareholders.

A source of future growth may be through mergers and acquisitions. InterWest believes that many other financial institutions are considering selling their institutions for a variety of reasons, including lack of shareholder liquidity, management succession issues, technology challenges, increasing competition and pending changes with respect to the method of accounting used for mergers and acquisitions. InterWest actively reviews proposals for various acquisition opportunities. InterWest has a due diligence review process to evaluate potential acquisitions and has established parameters for potential acquisitions relating to market factors, financial performance and certain non-financial factors. Successful completion of acquisitions by InterWest depends on several factors such as the availability of suitable acquisition candidates, necessary regulatory and shareholder approval and compliance with applicable capital requirements. No assurance can be made that acquisition activity will continue in the future.

Currently, InterWest conducts its business through 55 financial centers in western and central Washington state. Investments are available through InterWest Financial Services, Inc. and insurance products are available through InterWest Insurance Agency, Inc., wholly owned subsidiaries of InterWest Bank.

RESULTS OF OPERATIONS

Due to losses incurred on the sale of securities available for sale, expenses associated with severance and employment agreements, conversion and integration activities, and asset write-downs, InterWest had a net loss of $(6.1) million for the three months ended June 30, 2000. The total of these expenses incurred during the three months ended June 30, 2000 was $10.8 million, net of income taxes. Net income was $7.3 million for the three months ended June 30, 1999. Diluted net loss per share was $(0.40) for the three months ended June 30, 2000, compared to diluted net income per share of $0.46 for the three months ended June 30, 1999. InterWest's return on average shareholders' equity was (14.96) percent for the three months ended June 30, 2000, compared to 16.81 percent for the three months ended June 30, 1999. InterWest's return on average assets was (0.87) percent for the three months ending June 30, 2000, compared to 1.20 percent for the three months ended June 30, 1999.

The net loss was $(0.3) million for the six months ended June 30, 2000, compared to net income of $14.7 million for the six months ended June 30, 1999. Diluted net loss per share was $(0.02) for the six months ended June 30, 2000, compared to diluted net income per share of $0.92 for the six months ended June 30, 1999. Return on average shareholders' equity was (0.30) percent for the six months ended June 30, 2000, compared to 16.85 percent for the six months ended June 30, 1999. Return on average assets was (0.02) percent for the six months ended June 30, 2000, compared to 1.19 percent for the six months ended June 30, 1999.

In addition to the expenses referred to previously, financial performance declined from the three month and six month periods ended June 30, 1999, due to a decrease in the gain on sale of loans and loan servicing rights, and an increase in non-interest expense. This decline was partially offset by an increase in net interest income and the impact of the acquisition of The Bank of Tukwila.

The following table summarizes net income (loss), net income (loss) per share and key financial ratios:


                                                           Three months ended June 30,       Six months ended June 30,
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS                 2000              1999           2000             1999
---------------------------------------------------------------------------------------------------------------------
Net income (loss)                                          $(6,133)            $7,334          $(252)         $14,697
                                                           ==========================================================

Basic net income (loss) per share                           $(0.40)             $0.47         $(0.02)           $0.94
                                                            =========================================================

Diluted net income (loss) per share                         $(0.40)             $0.46         $(0.02)           $0.92
                                                            =========================================================

Return on average shareholders' equity                      (14.96)%            16.81%         (0.30)%          16.85%

Return on average assets                                     (0.87)%             1.20%         (0.02)%           1.19%

Net interest margin                                           3.46%              3.63%          3.54%            3.62%

Efficiency ratio                                            127.41%             59.14%         95.84%           58.96%


NET INTEREST INCOME | InterWest's net income is significantly affected by changes in net interest income, which is the difference between interest income received on loans receivable and other interest-earning assets and interest paid on deposits and borrowings. InterWest's operations are sensitive to changes in interest rates and the resulting impact on net interest income.

Net interest income before provision for losses on loans increased to $22.7 million for the three months ended June 30, 2000, compared to $20.6 million for the three months ended June 30, 1999. Net interest income before provision for losses on loans increased to $46.2 million for the six months ended June 30, 2000, compared to $41.6 million for the six months ended June 30, 1999. The increase in net interest income was due to an increase in interest-earning assets and the impact of the acquisition of The Bank of Tukwila, which was partially offset by increased funding costs.

Interest income was $54.3 million for the three months ended June 30, 2000, compared to $43.7 million for the three months ended June 30, 1999. Interest income was $107.5 million for the six months ended June 30, 2000, compared to $88.4 million for the six months ended June 30, 1999. The increase was due to an increase in the yields earned and growth in interest-earning assets. The yield on interest-earning assets increased to 8.29 percent for the three months ended June 30, 2000, compared to 7.69 percent for the three months ended June 30, 1999. The yield on interest earning assets increased to 8.23 percent for the six months ended June 30, 2000, compared to 7.67 percent for the six months ended June 30, 1999. This increase was primarily due to a change in the composition of average interest-earning assets with a greater percentage comprised of loans receivable and higher yielding loans. The yields on interest-earning assets also increased due to an overall increase in interest rates and the resulting impact on adjustable rate loans and securities.

Interest expense was $31.6 million for the three months ended June 30, 2000, compared to $23.1 million for the three months ended June 30, 1999. Interest expense was $61.2 million for the six months ended June 30, 2000, compared to $46.7 million for the six months ended June 30, 1999. This increase was due to an increase in interest-bearing liabilities to fund asset growth and an increase in the cost of funds. The cost of funds was 5.23 percent for the three months ended June 30, 2000, compared to 4.48 percent for the three months ended June 30, 1999. The cost of funds was 5.09 percent for the six months ended June 30, 2000, compared to 4.47 percent for the six months ended June 30, 1999. The increase in the cost of funds was primarily due to an increase in the cost of borrowings and a greater percentage of interest-bearing liabilities being comprised of borrowings. The cost of borrowings increased due to the issuance of $40 million of trust preferred securities with interest payable at 9.875 percent on November 15, 1999, and an increase in interest rates on other borrowing sources.

Net interest margin, which is net interest income divided by average interest-earning assets, was 3.46 percent for the three months ended June 30, 2000, compared to 3.63 percent for the three months ended June 30, 1999. Net interest margin was 3.54 percent for the six months ended June 30, 2000, compared to 3.62 percent for the six months ended June 30, 1999. The decrease in net interest margin was primarily the result of an increase in the cost of funds, which was partially offset by an increase in the yield earned on loans, securities and other interest-earning assets.

During the six months ended June 30, 2000, overall interest rates increased. In periods of rising interest rates, InterWest's net interest income and net interest margin may decrease as a greater amount of interest-bearing liabilities are subject to more rapid repricing than interest-earning assets.

AVERAGE RATES AND BALANCES -- The following table indicates the average balance and average interest rates earned or paid, interest rate spread and net interest margin for the three months ended June 30:


                                                              2000                            1999
                                            -----------------------------------------------------------------
                                            Average                                 Average
DOLLARS IN THOUSANDS                        Balance           Rate                  Balance             Rate
-------------------------------------------------------------------------------------------------------------
Loans receivable and loans
   held for sale                           $1,764,630           9.07%             $1,378,507           8.76%
Securities available for sale,
   securities held to maturity and
   other interest-earning assets              856,369           6.70%                895,517           6.04%
                                          ------------------------------------------------------------------
Total interest-earnings assets              2,620,999           8.29%              2,274,024           7.69%
                                          ------------------------------------------------------------------

Interest-bearing deposits                   1,335,619           4.40%              1,352,051           3.99%
FHLB advances, securities
   sold under agreements
   to repurchase and                        1,084,324           6.26%                707,047           5.42%
   other borrowings
                                          ------------------------------------------------------------------
Total interest-bearing liabilities          2,419,943           5.23%              2,059,098           4.48%
                                          ------------------------------------------------------------------

Net interest spread                                             3.06%                                  3.21%
                                                                =====                                  =====

Net interest margin                                             3.46%                                  3.63%
                                                                =====                                  =====


The following table indicates the average balance and average interest rates earned or paid, interest spread and net interest margin for the six months ended June 30:


                                                              2000                            1999
                                            ------------------------------------------------------------------
                                            Average                                 Average
DOLLARS IN THOUSANDS                        Balance           Rate                  Balance             Rate
--------------------------------------------------------------------------------------------------------------
Loans receivable and loans
   held for sale                           $1,749,797           8.98%             $1,410,464           8.77%
Securities available for sale,
   securities held to maturity and
   other interest-earning assets              862,774           6.69%                893,178           5.93%
                                          ------------------------------------------------------------------
Total interest-earnings assets              2,612,571           8.23%              2,303,642           7.67%
                                          ------------------------------------------------------------------

Interest-bearing deposits                   1,348,233           4.29%              1,352,412           3.99%
FHLB advances, securities
   sold under agreements
   to repurchase and                        1,059,373           6.11%                736,358           5.36%
   other borrowings
                                          ------------------------------------------------------------------
Total interest-bearing liabilities          2,407,606           5.09%              2,088,770           4.47%
                                          ------------------------------------------------------------------

Net interest spread                                             3.14%                                  3.20%
                                                                =====                                  =====

Net interest margin                                             3.54%                                  3.62%
                                                                =====                                  =====


The following table provides information on changes in net interest income for the periods that are attributable to changes in interest rates and changes in volume:


                                   Three months June 30, 2000 Vs 1999                 Six months June 30, 2000 Vs 1999
                                           Increase (Decrease)                              Increase (Decrease)
                                           Due to changes in                                 Due to changes in
DOLLARS IN THOUSANDS                Rate          Volume           Total             Rate        Volume            Total
------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS

Loans receivable and
  loans held for sale          $ 1,091        $ 8,720           $ 9,811          $ 1,509          $15,211        $16,720

Securities available for
  sale, securities held
  to maturity and other
  interest-earning assets        1,432           (609)              823            3,322             (926)         2,396
                                 ---------------------------------------------------------------------------------------

Total net change in income
  on interest-earning assets     2,523          8,111            10,634            4,831           14,285         19,116
                                 ---------------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES

Interest-bearing deposits        1,374           (165)            1,209            2,001              (84)         1,917

FHLB advances, securities
  sold under agreement to
  repurchase and other
  borrowings                     1,653          5,725             7,378            3,030            9,574         12,604
                                 ---------------------------------------------------------------------------------------

Total net change in expense
  on interest-bearing
  liabilities                    3,027          5,560             8,587            5,031            9,490         14,521
                                 ---------------------------------------------------------------------------------------

Net change in net
  interest income               $ (504)        $2,551            $2,047           $ (200)          $4,795         $4,595
                                ========================================================================================


PROVISION FOR LOSSES ON LOANS | The provision for losses on loans was $1.4 million for the three months ended June 30, 2000, compared to $0.5 million for the three months ended June 30, 1999. The provision for losses on loans was $2.0 million for the six months ended June 30, 2000, compared to $1.0 million for the six months ended June 30, 1999. Management increased the provision for losses on loans as a result of the current assessment of known and inherent risk characteristics in the loan portfolio. These risk characteristics include changes in the size and composition of the loan portfolio, delinquency levels, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectibility may not be assured. Based on current trends in the loan portfolio, it is anticipated that the provision for losses on loans will remain at higher levels compared to prior periods.

NON-INTEREST INCOME | Non-interest income was $4.3 million for the three months ended June 30, 2000, compared to $8.1 million for the three months ended June 30, 1999. Non-interest income was $8.8 million for the six months ended June 30, 2000, compared to $15.5 million for the six months ended June 30, 1999. The decrease in non-interest income from the three and six months ended June 30, 1999 was primarily due to a decrease in the gain on sale of loan servicing rights and a decrease in the gain on sale of loans.

During the quarter ended June 30, 1999, InterWest sold the mortgage servicing rights for $530 million of fixed-rate single family mortgages and recognized a gain of $2.8 million. This sale was initiated as a result of rising interest rates and decreasing prepayment rates, which increased the value of the servicing portfolio. During the first half of 1999, the long-term interest rate environment resulted in increased fixed-rate single-family residential mortgage loan refinances and opportunities to sell these loans on the secondary market for a premium. During the second half of 1999, long-term interest rates increased and single-family residential mortgage loan originations decreased, and as a result, sales of single-family mortgage loans declined as compared to the first half of 1999.

InterWest is currently in the process of consolidating its mortgage brokerage function into its wholesale lending function and is changing its strategy with regards to the origination and retention of single-family mortgage loans. Management intends to retain less single-family mortgages in the loan portfolio and the majority of InterWest's single-family mortgage loan production will be channeled to the secondary market.

NON-INTEREST EXPENSE | Non-interest expense was $34.4 million for the three months ended June 30, 2000, compared to $17.0 million for the three months ended June 30, 1999. Non-interest expense was $52.7 million for the six months ended June 30, 2000, compared to $33.6 million for the six months ended June 30, 1999. The increase in non-interest expense for the three and six months ended June 30, 2000, compared to the three and six months ended June 30, 1999, was primarily due to losses incurred on the sale of securities available for sale, expenses associated with severance and employment agreements, conversion and integration activities, and asset write-downs. The total of these expenses incurred during the three months ended June 30, 2000 was $16.1 million.

As part of the overall plans and intentions associated with managing interest rate risk for commercial banking activities, InterWest partially restructured its investment portfolio by selling approximately $129 million of securities available for sale which resulted in a $6.8 million loss. The proceeds will be reinvested in securities that have higher yields and shorter terms as compared to the previous securities. It is planned that upon maturity of the short-term securities, the proceeds will be deployed in commercial loans.

In conjunction with executive management changes and elimination of duplicate administrative functions, InterWest incurred $3.2 million in expenses associated with severance and employment agreements during the three months ended June 30, 2000. There are approximately 40 employees affected by these severance and employment agreements.

As discussed previously, InterWest completed acquisitions of four commercial banks during fiscal year 1998 and one during the transition period ended December 31, 1999. However, the efficiencies available from eliminating duplication of administrative and operational functions have not been realized from the acquisitions. InterWest is currently in the process of converting its subsidiary banks to a common operating system. InterWest has contracted with Marshall & Ilsley Corporation to provide data services and processing for the new operating system. The contract term expires on December 31, 2006. The initial monthly base fee under the contract is $61,000. Conversion teams have been addressing all of the major data processing functions for each subsidiary bank with conversion of systems and data to be completed in several phases. The first two phases of the five-phase conversion were successfully completed in May and July 2000. The remaining three phases of the conversion are scheduled to be completed during the next nine months. Conversion and integration expenses are expensed as incurred. Total expenses associated with conversion and integration efforts were $3.2 million during the quarter ended June 30, 2000. These expenses included the buyout of previous data processing contracts, outside consultant fees, accelerated depreciation of equipment and other costs incurred in conjunction with conversion and integration initiatives. Other costs include the preparation and mailing of customer notifications for the conversion of customer accounts and employee travel and training expenses. Additional conversion and integration expenses will continue to be incurred throughout the year 2000 and into early 2001.

InterWest recorded write-downs of approximately $2.1 million related to real estate held for sale and development during the three months ended June 30, 2000. These write-downs relate primarily to one land development project and new management's intent with regard to the development and sale of the project as well as changing economic conditions.

As part of the transition to a commercial bank, InterWest consolidated and restructured its mortgage loan origination functions and related processes. This resulted in the impairment of $0.7 million of goodwill previously recorded for the acquisition of a mortgage brokerage subsidiary, Cornerstone Northwest Mortgage, in 1996. InterWest consolidated its mortgage brokerage function into its wholesale lending function and changed its strategy with regards to the origination and retention of single-family mortgage loans. Management intends to retain less single-family mortgages in the loan portfolio and the majority of InterWest's single-family mortgage loan production will be channeled to the secondary market.

Compensation and employee benefits were $10.1 million for the three months ended June 30, 2000, compared to $9.1 million for the three months ended June 30, 1999. This increase was partially due to the acquisition of The Bank of Tukwila. Compensation and employee benefits were $19.8 million for the six months ended June 30, 2000, compared to $18.6 million for the six months ended June 30, 1999. Excluding The Bank of Tukwila compensation, compensation and employee benefits increased $0.8 million or 4.5 percent compared to the prior year.

INCOME TAX EXPENSE (BENEFIT) | Income tax benefit was $2.7 million for the three months ended June 30, 2000, compared to income tax expense of $3.9 million for the three months ended June 30, 1999. Income tax expense was $0.6 million for the six months ended June 30, 2000, compared to $7.9 million for the six months ended June 30, 1999. Income tax expense is greater than income before taxes due primarily to impairment of goodwill and amortization of goodwill that is not deductible for federal income tax purposes.

REVIEW OF FINANCIAL CONDITION

InterWest's consolidated assets were $2.79 billion as of March 31, 2000, compared to $2.78 billion as of December 31, 1999.

SECURITIES | As of June 30, 2000, InterWest had $690.3 million of securities available for sale, compared to $792.3 million as of December 31, 1999. Securities held to maturity decreased to $67.1 million as of June 30, 2000 compared to $68.9 million as of December 31, 1999, as a result of maturities and principal repayments on mortgage-backed securities. As of June 30, 2000, 91 percent of InterWest securities were classified as available for sale. Management believes that a high percentage of securities classified as available for sale provides greater flexibility to respond to interest rate changes and liquidity needs to fund loan growth.

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

Securities are categorized as held to maturity or available for sale, based upon management's intent as to the ultimate disposition of each security acquired. InterWest does not have securities classified as trading securities. Securities classified as held to maturity are stated at amortized cost. Securities classified as available for sale are reported at estimated fair value, with unrealized gains and losses (net of income taxes) reported in accumulated other comprehensive income (loss), a separate component of shareholders' equity.

LOANS RECEIVABLE AND LOANS HELD FOR SALE | Loans receivable were $1.73 billion as of June 30, 2000, compared to $1.67 billion as of December 31, 1999. Growth in the loan portfolio would have been more significant during the six months ended June 30, 2000; however, $86.3 million of loans were sold and $25.4 million of single-family mortgages were securitized into securities available for sale during the period.

The commercial bank acquisitions increased InterWest's ability to originate commercial loans. These acquisitions, as well as the development of commercial lending at InterWest Bank, have changed the InterWest loan portfolio with emphasis on commercial real estate and commercial lending. Growth in commercial lending should shorten duration risk, increase net interest margin, create better protection from interest rate volatility and ultimately meet the needs of InterWest's customers.

Single-family residential mortgage loans outstanding increased $54.9 million from December 31, 1999. As of June 30, 2000, single-family residential mortgage loans totaled $517.7 million, or 28.6 percent of total gross loans, compared to $462.9 million, or 26.9 percent of total gross loans, as of December 31, 1999. As part of the change to a commercial bank, InterWest consolidated and restructured its mortgage loan origination functions and related processes. InterWest consolidated its mortgage brokerage function into its wholesale lending function and changed its strategy with regards to the origination and retention of single-family mortgage loans. Management intends to retain less single-family mortgages in the loan portfolio and the majority of InterWest's single-family mortgage loan production will be channeled to the secondary market.

The commercial loan portfolio was $356.6 million as of June 30, 2000, an increase of $46.6 million from December 31, 1999. Commercial real estate mortgage loans were $451.2 million as of June 30, 2000, an increase of $9.4 million from December 31, 1999. Commercial and commercial real estate loans outstanding represented 44.6 percent of total gross loans as of June 30, 2000, an increase from 43.7 percent of total gross loans as of December 31, 1999. This increase was due to loan growth at InterWest Bank and Pacific Northwest Bank. Increases in commercial lending increased the yield earned on the loan portfolio and net interest income.

Real estate construction loans outstanding totaled $248.7 million as of June 30, 2000, a decrease of $19.8 million from $268.5 million as of December 31, 1999.

Loans held for sale were $61.1 million as of June 30, 2000 compared to $22.4 million as of December 31, 1999. Loans held for sale are generally mortgage loans and loans originated under a Small Business Administration program. Loans are typically sold to FHLMC and other financial institutions.

The following table sets forth the composition of InterWest's loan portfolio by type as of the dates indicated:


DOLLARS IN THOUSANDS                                           JUNE 30, 2000            DECEMBER 31, 1999
---------------------------------------------------------------------------------------------------------
Real estate mortgage loans
   Single-family residential                                         $517,731                    $462,853
   Multi-family residential                                            66,219                      78,340
   Commercial                                                         451,224                     441,782
Real estate construction                                              248,714                     268,483
Consumer loans                                                        115,993                     104,446
Commercial loans                                                      356,622                     310,059
Agricultural loans                                                     56,314                      54,071
                                                                   --------------------------------------
                                                                    1,812,817                   1,720,034
Less:
     Loans held for sale                                               61,138                      22,397
     Allowance for losses on loans                                     15,538                      15,182
     Deferred loan fees and discounts                                   9,976                      10,140
                                                                   ----------                  ----------
                                                                   $1,726,165                  $1,672,315
                                                                   ==========                  ==========


NON-PERFORMING ASSETS | Loans are generally placed on non-accrual when they become past due over 90 days or when the collection of interest or principal is considered unlikely. InterWest does not return a loan to accrual status until it is brought current with respect to both principal and interest and future principal payments are no longer in doubt. When a loan is placed on non-accrual status, any previously accrued and uncollected interest is reversed from interest income. Non-accrual loans totaled $11.4 million as of June 30, 2000 compared to $11.0 million as of December 31, 1999. Other real estate owned was $7.8 million as of June 30, 2000, compared to $4.3 million as of December 31, 1999. Total non-performing assets, including non-accrual loans and other real estate, totaled $19.2 million or 0.69 percent of consolidated assets as of June 30, 2000, compared to $15.3 million or 0.55 percent of consolidated assets as of December 31, 1999. The increase in non-performing assets is primarily due to the foreclosure on one commercial real estate property and certain reclassifications for amounts previously classified as real estate held for development. Management's intent with respect to real estate held for development changed during the quarter, which resulted in reclassification of $2.6 million to non-performing assets during the period ended June 30, 2000.

The following table summarizes non-performing assets as of June 30, 2000, and December 31, 1999:


DOLLARS IN THOUSANDS                                       JUNE 30, 2000         DECEMBER 31, 1999
--------------------------------------------------------------------------------------------------
NON-ACCRUAL LOANS

Real estate mortgage loans
    Single-family residential                                $3,957                     $3,207
    Multi-family residential                                    159                         --
    Commercial                                                1,027                      1,371
Real estate construction                                      1,489                        880
Consumer loans                                                  237                        366
Commercial loans                                              3,339                      5,038
Agricultural loans                                            1,221                         88
                                                          ------------------------------------

    Total non-accrual loans                                  11,429                     10,950

Other real estate                                             7,817                      4,313
                                                          ------------------------------------

Total non-performing assets                                 $19,246                    $15,263
                                                          ====================================


ALLOWANCE FOR LOSSES ON LOANS | The allowance for losses on loans was $15.5 million or 0.89 percent of loans receivable as of June 30, 2000, compared to $15.2 million or 0.90 percent of loans receivable as of December 31, 1999. Net loan charge-offs were $1.6 million or 0.18 percent of the average balance of loans outstanding for the six months ended June 30, 2000. The increase in net charge-offs was primarily due to charge-offs on four specific commercial and commercial real estate loans.

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

The following tables summarize the activity in allowance for losses on loans during the three and six months ended June 30:


                                                    Three months                          Six months
DOLLARS IN THOUSANDS                             2000           1999                  2000          1999
--------------------------------------------------------------------------------------------------------
Allowance as of beginning of period             $15,369        $13,506                $15,182      $13,527

Provision for losses on loans                     1,400            500                  1,950        1,000

Recoveries                                           96             66                    179          206

Charge-offs                                      (1,327)          (269)                (1,773)        (930)
                                                ----------------------------------------------------------

Allowance as of end of period                   $15,538        $13,803                $15,538      $13,803
                                                ==========================================================



GOODWILL AND OTHER INTANGIBLE ASSETS | Goodwill arising from acquisitions represent the excess of the purchase price over the estimated fair value of net assets acquired. InterWest periodically evaluates goodwill for impairment. As part of the change to a commercial bank, InterWest has consolidated and restructured its mortgage loan origination functions and related processes. This has resulted in the impairment of $0.7 million of goodwill previously recorded for the acquisition of a mortgage brokerage subsidiary, Cornerstone Northwest Mortgage, in 1996.

Other intangible assets consist of core deposit intangible and loan servicing rights. Loan servicing rights are capitalized when acquired either through the purchase or origination of loans that are subsequently sold or securitized with the servicing rights retained. InterWest evaluates loan servicing rights for impairment based on the estimated fair value of those rights on a periodic basis, using a valuation model that incorporates estimated future servicing income, discount rates, prepayment speeds and default rates. Loan servicing rights are included in intangible assets and are amortized as an offset to service fees in proportion to and over the period of estimated net servicing income.

Goodwill and other intangible assets are amortized using the straight-line and accelerated methods over periods not exceeding twenty years.

Goodwill and other intangible assets consisted of the following as of June 30, 2000 and December 31, 1999:


DOLLARS IN THOUSANDS                                              JUNE 30, 2000         DECEMBER 31, 1999
---------------------------------------------------------------------------------------------------------
Goodwill                                                              $17,796                     $18,784
Core deposit intangible                                                   685                         773
Loan servicing intangibles                                              2,326                       1,987
                                                                    -------------------------------------
                                                                      $20,807                     $21,544
                                                                      =======                     =======


DEPOSITS | InterWest offers various types of deposit accounts, including savings, checking accounts, money market accounts and a variety of certificate of deposit accounts. Deposit accounts vary as to terms, with the principal differences being the minimum balance required, the time period the funds must remain on deposit, the interest rate, and the deposit or withdrawal option. InterWest relies on generating deposits through a marketing strategy that employs a sales staff responsible for establishing new customer relationships. As part of initiatives to improve liquidity, InterWest will begin to use brokered and wholesale certificates of deposit. Brokered and wholesale certificates of deposit should also reduce overall funding costs and borrowings.

Non-interest-bearing deposits were $212.1 million as of June 30, 2000, compared to $212.9 million as of December 31, 1999. Non-interest-bearing deposits represented 13.4 percent of total deposits as of June 30, 2000, compared to 13.3 percent as of December 31, 1999. Interest-bearing transaction accounts (which includes interest-bearing checking, money market and savings accounts) totaled $586.6 million as of June 30, 2000 compared to $571.1 million as of December 31, 1999. Interest-bearing transaction accounts represented 37.0 percent of total deposits as of June 30, 2000, an increase from 35.7 percent as of December 31, 1999.

Certificates of deposit totaled $785.2 million as of June 30, 2000, compared to $814.3 million as of December 31, 1999. Certificates of deposit represented 49.6 percent of total deposits as of June 30, 2000, a decrease from 51.0 percent as of December 31, 1999.

Management is continuing to pursue initiatives to increase the percentage of non-interest-bearing deposits and interest-bearing transaction deposits relative to certificates of deposit. This activity should increase net interest income and service fee revenue while building customer relationships. As of June 30, 2000, 50.4 percent of InterWest's deposits were transaction accounts, compared to 49.0 percent as of December 31, 1999. The following table sets forth the balances of deposits by account type as of June 30, 2000, and December 31, 1999:


DOLLARS IN THOUSANDS                        JUNE 30, 2000                DECEMBER 31, 1999
------------------------------------------------------------------------------------------
Non-interest-bearing deposits               $212,131                         $212,880
Interest-bearing checking accounts           201,309                          173,751
Money market accounts                        283,863                          300,267
Savings accounts                             101,462                           97,035
Certificates of deposit                      785,183                          814,257
                                          ----------                       ----------

Total                                     $1,583,948                       $1,598,190
                                          ==========                       ==========


FHLB ADVANCES, SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS | InterWest borrows through advances from the Federal Home Loan Bank
(FHLB) and securities sold under agreements to repurchase with third parties. Overall, borrowings increased to $980.1 million as of June 30, 2000 compared to $957.3 million as of December 31, 1999. The increase in borrowings was used to fund loan growth. The increase in borrowings increased the cost of funds and decreased net interest margin. It is management's intention to increase deposits and reduce borrowings in the future.

InterWest had $730.2 million outstanding in FHLB advances as of June 30, 2000, compared to $670.2 million as of December 31, 1999. The FHLB provides credit for member financial institutions. As members, financial institutions are required to own capital stock in the FHLB, and are authorized to apply for advances on the security of such stock, certain home mortgages and other assets (principally securities that are obligations of, or guaranteed by, the United States). Advances are made to member financial institutions pursuant to several different programs. These programs are generally designed to meet the financial institution's need while still reflecting market terms and conditions. The subsidiary banks rely upon advances from the FHLB to supplement funds available to lend and to meet liquidity guidelines. Interest rates on these advances vary in response to general economic conditions. The contractual maturities of InterWest's FHLB advances are generally greater than one year; however, many of these advances have options whereby the FHLB can call the borrowing due prior to the contractual maturity.

InterWest uses the securities market for borrowings by utilizing its securities available for sale and securities held to maturity as collateral. These borrowings are collateralized by securities with an estimated fair value exceeding the face value of the borrowings. As of June 30, 2000, InterWest had $247.5 million outstanding in securities sold under agreements to repurchase, compared to $282.7 million as of December 31, 1999. This decrease reflects changing economic conditions and interest rates and the corresponding affect on borrowing source decisions by management.

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN SUBORDINATED DEBT | On November 15, 1999, $40 million of 9.875 percent Capital Securities were issued by InterWest Capital Trust I (the Trust). The Trust is a business trust organized in November 1999, and InterWest Bancorp owns 100 percent of the common equity of the Trust.

The proceeds of the offering were invested by the Trust in junior subordinated debentures of InterWest Bancorp. The debentures held by the Trust are the sole assets of the Trust. Distributions on the capital securities issued by the Trust are payable semiannually at 9.875 percent per annum, which is equal to the interest rate being earned by the Trust on the debentures held by the Trust. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The debentures will not mature earlier than November 15, 2009, and not later than November 15, 2029. InterWest Bancorp entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees.

InterWest used the proceeds for general corporate purposes including stock repurchases and investment in the subsidiary banks. The capital securities qualify as Tier I capital under the capital guidelines of the Federal Reserve Board.

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

On November 16, 1999, the Board of Directors authorized the purchase of an additional 5 percent of InterWest Bancorp's outstanding shares of common stock in the open market for the following twelve-month period. The Board of Directors previously approved a stock repurchase plan of 5 percent on January 20, 1999. During the six months ended June 30, 2000, InterWest Bancorp repurchased 468,000 shares (3 percent of the total common shares outstanding) at a total price of $7.9 million.

InterWest's total shareholders' equity was $160.5 million as of June 30, 2000, a decrease of $11.2 million from $171.7 million as of December 31, 1999. The decrease in shareholders' equity was due to common stock repurchases, dividends to shareholders and a net loss, offset by the issuance of common stock under stock option plans and repayments on the ESOP loan. Book value per share was $10.42 as of June 30, 2000, compared to $10.87 as of December 31, 1999. During the six months ended June 30, 2000, InterWest Bancorp declared cash dividends totaling $0.28 per share.

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

The subsidiary banks are members of the Federal Deposit Insurance Corporation
(FDIC), and as such, are subject to examination thereby. InterWest Bank and Pacific Northwest Bank are state-chartered commercial banks, both of which are subject to regulation and supervision by the Washington Department of Financial Institutions Division of Banks. The Bank of Tukwila is a national banking association that is subject to regulation and supervision by the Office of the Comptroller of Currency. In practice, the primary regulator makes regular examinations of each subsidiary bank subject to its regulatory review or participates in joint examinations with other regulators. Areas subject to regulation by federal or state authorities include the allowance for losses on loans, investments, loans, mergers, issuance of securities, payment of dividends, establishment of branches and other aspects of operations.

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


                                            Total Capital              Tier 1                    Tier 1
                                            (to Risk                   (to Risk                  (to Average
                                            Weighted Assets)           Weighted Assets)          Assets)
                                            ----------------          -----------------          -----------
Well capitalized                            10%                        6%                        5%
Adequately capitalized                      8%                         4%                        4%
Undercapitalized                            Below 8%                   Below 4%                  Below 4%
Significantly undercapitalized              Below 6%                   Below 3%                  Below 3%
Critically undercapitalized                 -                          -                         2% or less



InterWest Bancorp is subject to risk-based capital guidelines issued by the FRB, which establish a risk-adjusted ratio relating capital to different categories of assets. InterWest Bancorp's Tier I capital consists of shareholders' equity and guaranteed preferred beneficial interests in subordinated debt less certain intangibles, and excludes the equity impact of adjusting securities available for sale to estimated fair value. Total capital is Tier I capital and the allowance for losses on loans. The FRB's risk-based capital rules have been supplemented by a leverage capital ratio, defined as Tier I capital to adjusted quarterly average total assets. As of June 30, 2000, under the FRB's capital guidelines, InterWest Bancorp's levels of consolidated regulatory capital exceeded the FRB's well-capitalized requirements.

The capital amounts and ratios for InterWest Bancorp, InterWest Bank and Pacific Northwest Bank as of June 30, 2000, are presented in the following table:


                                                                                        To Be Well
CAPITAL RATIOS                                                                          Capitalized Under
                                                                For Capital             Prompt Corrective
                                                  Amount        Adequacy Purposes       Action Provisions
                                           ------------------  ------------------     ---------------------
DOLLARS IN THOUSANDS                        Amount     Ratio    Amount     Ratio        Amount       Ratio
----------------------------------------------------------------------------------------------------------
INTERWEST BANCORP:
Total capital (to risk-weighted assets)    $217,745    11.36%     $153,314   8.0%        $191,642      10.0%
Tier I capital (to risk-weighted assets)    202,207    10.55%       76,657   4.0%         114,985       6.0%
Tier I capital (to average assets)          202,207     7.22%      112,059   4.0%         140,074       5.0%

INTERWEST BANK:
Total capital (to risk-weighted assets)    $158,147    11.26%     $112,320   8.0%        $140,400      10.0%
Tier I capital (to risk-weighted assets)    147,844    10.53%       56,160   4.0%          84,240       6.0%
Tier I capital (to average assets)          147,844     6.50%       90,953   4.0%         113,691       5.0%

PACIFIC NORTHWEST BANK:
Total capital (to risk-weighted assets)     $54,117    11.33%      $38,226   8.0%         $47,783      10.0%
Tier I capital (to risk-weighted assets)     49,709    10.40%       19,113   4.0%          28,670       6.0%
Tier I capital (to average assets)           49,709     9.82%       20,255   4.0%          25,319       5.0%


As of June 30, 2000, all subsidiary banks were in compliance with the well-capitalized capital requirements. Management believes that under the current regulations the subsidiary banks will continue to meet well-capitalized capital requirements in the foreseeable future. However, events beyond the control of the subsidiary banks, such as a downturn in the economy in areas where the subsidiary banks have most of their loans, could adversely affect future earnings and, consequently, the ability of the subsidiary banks to meet future well-capitalized capital requirements.

LIQUIDITY RESOURCES

Liquidity management focuses on the need to meet both short-term funding requirements and InterWest's long-term strategies and goals. Specifically, the objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, creditors and borrowers. Management structures the balance sheet to meet these needs. InterWest desires to attract and retain consumer and business customer relationships with a focus on transaction accounts and commercial and consumer lending. InterWest also uses wholesale funds through advances from the FHLB and the sale of securities under agreements to repurchase to fund asset growth. InterWest is currently beginning to use wholesale and brokered certificates of deposit to supplement wholesale borrowings. Other sources of funds for liquidity include loan repayments, loan sales, security sales and mortgage-backed and related security repayments. Repayments on loans and mortgage-backed and related securities and deposit inflows and outflows are affected by changes in interest rates.

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

The analysis of liquidity also includes a review of InterWest's consolidated statement of cash flows for the six months ended June 30, 2000. The consolidated statement of cash flows details InterWest's operating, investing and financing activities during the period. The most significant item under operating activities was net loss of $0.3 million for the six months ended June 30, 2000 and the add back of non-cash depreciation, amortization of intangible assets, impairment of goodwill, and provisions for losses of loans totaling $6.4 million. Net cash provided by operating activities is also adjusted for the loss on sale of securities available for sale of $6.8 million. Investing activities included proceeds from the maturing and principal repayments on securities available for sale of $42.8 million, purchases of securities available for sale of $46.6 million and proceeds from the sale of securities available for sale of $126.3 million. Investing activities also included a $215.0 million increase in loans receivable and $92.9 million of proceeds from the sale of loans. During the period, financing activities included $23.5 million in borrowing proceeds, net of borrowing repayments, $29.1 million decrease in certificates of deposit, a $14.8 million increase in deposits, $7.9 million in common stock repurchases and a total of $4.4 million paid in cash dividends to shareholders.

MARKET RISK

InterWest's results of operations are largely dependent upon its ability to manage interest rate risk. Management considers interest rate risk to be a significant market risk that could have a material effect on InterWest's financial condition and results of operations.

InterWest is sensitive to the potential change in interest rates and the resulting impact on net interest income. It has been an objective of management to reduce this sensitivity through the use of adjustable rate loans and short-term commercial and consumer loans. This enables InterWest to better match the duration of its deposit base with these types of assets.

In addition to adjustable rate loans, InterWest uses a number of additional strategies to minimize the impact on net income during significant changes in interest rates. The strategies utilized by InterWest include sales of long-term, fixed-rate mortgage loans, emphasis on growth in non-interest-bearing deposits and adjustable rate commercial lending.

During the six months ended June 30, 2000, overall interest rates increased. In periods of rising interest rates, InterWest's net interest income and net interest margin may decrease as a greater amount of interest-bearing liabilities are subject to more rapid repricing than interest-earning assets.

Management uses simulation analysis to measure InterWest's interest sensitivity position. This simulation analysis is used to evaluate the effects of potential interest rate movements on net interest income. The simulation analysis model is dynamic in nature, and incorporates management's current balance sheet strategy. Management develops assumptions regarding interest rate spreads, projected balances, expected maturities, cash flows and prepayment assumptions under different interest rate scenarios.

FORWARD LOOKING STATEMENTS | In this quarterly report on Form 10-Q, InterWest has included certain "forward-looking statements" concerning its future operations. It is InterWest's desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing InterWest of the protections of such safe harbor with respect to all forward-looking statements contained in this quarterly report on Form 10-Q. Sentences containing words such as "may," "will," "expect," "anticipate," "believe," "estimate," "should," "projected," or similar words may constitute forward-looking statements. Although InterWest believes that the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business and operations, it is possible that actual results may differ materially from these expectations. InterWest has used these statements to describe expectations and estimates in various areas, including, but not limited to: changes in the economy of the markets in which it operates; interest rate movements; future acquisition and growth strategies; data conversions for acquired institutions; the impact of competitive products, services and pricing; and legislative, regulatory and accounting changes affecting the banking and financial services industry. Actual results could vary materially from the future results covered in forward-looking statements. Factors such as interest rate trends and loan delinquency rates, as well as the general state of the economy in Washington state and the United States as a whole, could also cause actual results to vary materially from the future results anticipated in such forward-looking statements. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements.

PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  InterWest faces ordinary routine litigation arising in the normal course of business. In the opinion of management, liabilities (if any) arising from such claims will not have a material effect upon the business, results of operations or financial condition of InterWest.

ITEMS 2,3,4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a) THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS QUARTERLY REPORT ON FORM 10-Q

                  (2) Articles of Conversion of InterWest Bank from a Washington State Savings Bank to a Washington State Commercial Bank

                  (3.1)    Amended and Restated Articles of Incorporation of
                  InterWest Bancorp, Inc.

                  (3.2)    Amended and Restated Bylaws of InterWest Bancorp,
                  Inc.

                  (10.1)   Employment Agreement entered into between InterWest
                  Bancorp, Inc. and Stephen M. Walden

                  (10.2)   Data Services Contract (P)

                  (27)     Financial Data Schedule

                  (b)      REPORTS ON FORM 8-K

                  InterWest Bancorp filed a Form 8-K dated April 17, 2000 to announce that Patrick M. Fahey was appointed to the positions of President and Chief Executive Officer of InterWest Bancorp and Chairman, President and Chief Executive Officer of InterWest Bank. In addition, Barney R. Beeksma stepped down from his positions as Chairman of InterWest Bancorp and InterWest Bank, but will continue to serve as a director of each. Stephen M. Walden, who served as President and Chief Executive Officer of InterWest Bancorp and InterWest Bank was appointed Chairman of InterWest Bancorp and will continue as a director of InterWest Bank.

                  InterWest Bancorp filed a Form 8-K dated June 20, 2000 to announce a change in the company's year end from September 30 to December 31, effective retroactively to January 1, 2000.

                  InterWest Bancorp filed a Form 8-K dated June 21, 2000, to announce non-recurring expenses incurred during the quarter ended June 30, 2000.

                  InterWest Bancorp filed a Form 8-K dated June 28, 2000 to announce the appointment of Bette J. Floray as Executive Vice President and Chief Financial Officer and the resignation of
                  H. Glenn Mouw, Executive Vice President and Chief Financial Officer.

                  InterWest Bancorp filed a Form 8-K dated July 1, 2000 announcing the merger of its banking affiliates, InterWest Bank, Pacific Northwest Bank and The Bank of Tukwila. In conjunction with this merger, InterWest Bank converted its charter from a Washington state savings bank to a Washington state commercial bank.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    INTERWEST BANCORP, INC.

                             By: /s/ Patrick M. Fahey
                                 --------------------
                                 Patrick M. Fahey,
                                 President and Chief Executive Officer

                                 /s/ Bette J. Floray
                                 -------------------
                                 Bette J. Floray
                                 Executive Vice President and Chief Financial
                                 Officer

Dated:            August 11         , 2000
         ---------------------------