Form 10-Q
period 2000-09-30
PACIFIC NORTHWEST BANCORP
filed 2000-11-14
CIK 949504

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended September 30, 2000

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission file number 0-26632

Pacific Northwest Bancorp
(Exact name of registrant as specified in its charter)

Chartered by the State of Washington	91-1691216
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1111 Third Avenue, Suite 250 Seattle, Washington	98101
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number including area code:  (206) 624-0600

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes /x/  No / /

    As of October 31, 2000, 15,480,436 shares of common stock were outstanding with no par value.

PACIFIC NORTHWEST BANCORP

INDEX

		Page
PART 1.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Financial Condition as of September 30, 2000 and December 31, 1999	1
	Consolidated Statements of Income for the three and nine month periods ended September 30, 2000 and 1999	2
	Consolidated Statements of Shareholders' Equity for the nine month periods ended September 30, 2000 and 1999	3
	Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2000 and 1999	4-5
	Notes to Unaudited Consolidated Financial Statements	6-8
Item 2.	Management Discussion and Analysis of Financial Condition and Results of Operations	9-23
PART II.	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	24
SIGNATURES		25

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

Dollars in thousands	September 30, 2000	December 31, 1999
Assets
Cash and due from banks
Non-interest-bearing	$83,249	$104,415
Interest-bearing	1,841	9,647
Federal funds sold	1,100	—
Securities available for sale	858,432	792,329
Securities held to maturity	66,187	68,896
Loans receivable	1,717,618	1,687,497
Allowance for losses on loans	(16,593)	(15,182)

Net loans receivable	1,701,025	1,672,315
Loans held for sale	6,088	22,397
Interest receivable	19,081	16,781
Other real estate	8,019	8,955
Premises and equipment	57,390	53,847
Goodwill and other intangible assets	21,286	21,544
Other assets	16,236	11,442

Total assets	$2,839,934	$2,782,568

Liabilities
Deposits:
Non-interest-bearing	$239,392	$212,880
Interest-bearing	1,439,487	1,385,310

Total deposits	1,678,879	1,598,190
Federal Home Loan Bank (FHLB) advances	659,460	670,234
Securities sold under agreements to repurchase	248,954	282,655
Guaranteed preferred beneficial interests in subordinated debt	40,000	40,000
Other borrowings	2,758	4,370
Other liabilities	43,607	15,399

Total liabilities	2,673,658	2,610,848
Shareholders' Equity
Common stock, no par value
Authorized shares 30,000,000 Issued and outstanding 15,473,501 and 15,800,377	—	—
Paid-in-capital	26,188	33,297
Retained earnings	158,476	162,043
Accumulated other comprehensive loss	(16,392)	(20,640)
Debt related to employee stock ownership plan (ESOP)	(1,996)	(2,980)

Total shareholders' equity	166,276	171,720

Total liabilities and shareholders' equity	$2,839,934	$2,782,568

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
Dollars in thousands, except per share amounts
	2000	1999	2000	1999
Interest Income
Loans receivable and loans held for sale	$41,431	$32,826	$120,034	$94,709
Securities available for sale	12,121	12,237	37,944	34,940
Securities held to maturity	1,105	1,096	3,281	3,736
Other	366	58	1,246	1,197

	55,023	46,217	162,505	134,582
Interest Expense
Deposits	16,637	13,773	45,532	40,751
FHLB advances and other borrowings	11,088	8,582	32,766	24,577
Securities sold under agreements to repurchase	4,363	1,919	13,057	5,667
Guaranteed preferred beneficial interests in subordinated debt	987	—	2,962	—

	33,075	24,274	94,317	70,995
Net interest income before provision for losses on loans	21,948	21,943	68,188	63,587
Provision for losses on loans	1,400	502	3,350	1,502

Net interest income after provision for losses on loans	20,548	21,441	64,838	62,085
Non-interest Income
Gain on sale of loans	635	338	668	4,026
Gain on sale of loan servicing rights	—	—	—	2,798
Service fees	2,944	2,851	8,708	8,914
Investment product fees and insurance commissions	734	959	2,210	2,534
Other	615	688	2,131	2,064

	4,928	4,836	13,717	20,336
Non-interest Expense
Compensation and employee benefits	10,031	9,759	29,877	28,355
Loss (gain) on sale of securities available for sale	(5)	—	6,770	(231)
General and administrative	4,320	4,014	13,113	11,626
Conversion and integration	1,827	—	5,354	—
Severance and employment agreements	120	—	3,325	—
Occupancy	2,681	2,530	7,674	7,292
Data processing	1,381	1,200	3,888	3,514
Loss from real estate write-downs and operations	52	43	2,400	587
Impairment of goodwill	—	—	748	—

	20,407	17,546	73,149	51,143
Income before income tax expense	5,069	8,731	5,406	31,278
Income tax expense	1,861	2,941	2,451	10,791

Net income	$3,208	$5,790	$2,955	$20,487

Basic net income per share	$0.21	$0.37	$0.19	$1.31

Diluted net income per share	$0.21	$0.37	$0.19	$1.29

Dividends declared per share	$0.14	$0.14	$0.42	$0.42

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

Dollars in thousands, except share data	Common Stock, no par value Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Debt Related To ESOP	Total
January 1, 1999	15,674,457	$36,715	$144,934	$(2,431)	$(3,935)	$175,283
Dividends, $0.42 per share			(6,593)			(6,593)
Issuance of common stock:
Stock option plans	262,788	1,322				1,322
ESOP loan transaction	18,945				327	327
Purchase and retirement of common stock	(521,500)	(11,910)				(11,910)
Comprehensive income:
Net income			20,487			20,487
Other comprehensive income (loss)—
Unrealized loss on securities available for sale, net of tax benefit of $7,248				(13,460)		(13,460)
Reclassification adjustment for gains included in net income, net of tax expense of $81				(150)		(150)

Total comprehensive income						6,877

September 30, 1999	15,434,690	$26,127	$158,828	$(16,041)	$(3,608)	$165,306

January 1, 2000	15,800,377	$33,297	$162,043	$(20,640)	$(2,980)	$171,720
Dividends, $0.42 per share			(6,522)			(6,522)
Issuance of common stock:
Stock option plans	102,442	677				677
Stock grants	2,455	75				75
ESOP loan transaction	36,227				984	984
Purchase and retirement of common stock	(468,000)	(7,861)				(7,861)
Comprehensive income:
Net income			2,955			2,955
Other comprehensive income (loss)—
Unrealized loss on securities available for sale, net of tax benefit of $82				(152)		(152)
Reclassification adjustment for losses included in net income, net of tax benefit of $2,370				4,400		4,400

Total comprehensive income						7,203

September 30, 2000	15,473,501	$26,188	$158,476	$(16,392)	$(1,996)	$166,276

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
Dollars in thousands	2000	1999
Operating Activities
Net income	$2,955	$20,487
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,227	3,599
Amortization of goodwill and other intangible assets	1,458	1,187
Impairment of goodwill	748	—
Provision for losses on loans	3,350	1,502
Loss on other real estate	2,168	431
Amortization and accretion of premiums and discounts, net	96	555
Gain on sale of loans	(668)	(4,026)
Gain on sale of loan servicing rights	—	(2,798)
Loss (gain) on sale of securities available for sale	6,770	(231)
Gain on sale of other real estate	(141)	(276)
Loan fees deferred, net of amortization	682	3,068
FHLB stock dividends	(2,169)	(2,443)
Changes in operating assets and liabilities:
Interest receivable	(2,300)	(166)
Other assets	(6,554)	1,342
Other liabilities	28,651	(9,330)

Net cash provided by operating activities	$39,273	$12,901
Investing Activities
Purchases of securities available for sale	(130,472)	(299,070)
Proceeds from maturing and principal repayments on securities available for sale	59,895	340,695
Proceeds from sale of securities available for sale	126,343	99,436
Proceeds from maturing and principal repayments on securities held to maturity	2,663	10,804
Proceeds from sale of loans	147,089	278,175
Net increase in loans receivable	(289,998)	(450,396)
Proceeds from sale of loan servicing rights	—	5,622
Proceeds from sale of other real estate	5,770	7,192
Improvements capitalized to other real estate	(431)	(1,039)
Purchases of premises and equipment	(8,057)	(6,916)
Purchases of FHLB stock	(770)	—
Net (increase) decrease in federal funds sold	(1,100)	14,451
Cash paid for acquisition	—	(589)

Net cash used in investing activities	$(89,068)	$(1,635)

Financing Activities
Net increase in deposits	24,865	3,109
Net increase in certificates of deposit	55,824	35,750
Proceeds from FHLB advances, securities sold under agreements to repurchase, and other borrowings	1,319,995	759,409
Repayment of FHLB advances, securities sold under agreements to repurchase and other borrowings	(1,366,082)	(797,906)
Dividends paid to shareholders	(6,595)	(6,632)
Purchase and retirement of common stock	(7,861)	(11,910)
Issuance of common stock from exercise of stock options	677	1,322

Net cash provided by (used in) financing activities	20,823	(16,858)

Net decrease in cash and cash equivalents	(28,972)	(5,592)
Cash and cash equivalents
Beginning of period	114,062	86,686

End of period	$85,090	$81,094

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$88,342	$71,531
Income taxes	9,630	16,486
Non-cash investing and financing activities:
Loans receivable transferred to other real estate	5,553	2,225
Premises and equipment transferred to other real estate	279	532
Loans receivable securitized as securities available for sale	120,169	37,100
ESOP loan repayment	984	327

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A  BASIS OF PRESENTATION

    Pacific Northwest Bancorp is a bank holding company incorporated in Washington state. Pacific Northwest Bank offers a wide range of financial services to businesses and individuals throughout western and central Washington state. Financial services of Pacific Northwest Bank include the banking activities of accepting deposits from businesses and individuals and originating commercial and commercial real estate loans, residential loans, consumer loans, and agricultural loans.

    The unaudited consolidated financial statements include the accounts of Pacific Northwest Bancorp and its wholly owned subsidiaries (collectively PNWB). As of September 30, 2000, Pacific Northwest Bancorp's wholly owned subsidiaries were Pacific Northwest Bank and InterWest Capital Trust I. All material inter-company transactions and balances have been eliminated.

    Effective September 1, 2000, InterWest Bancorp, Inc. changed its name to Pacific Northwest Bancorp. In conjunction with this change, the company's commercial bank subsidiary, InterWest Bank, changed its name to Pacific Northwest Bank.

    On June 20, 2000 the Board of Directors approved a change of PNWB's fiscal year end from September 30 to December 31, retroactively to January 1, 2000. A report on Form 10-Q for the three-month transition period ended December 31, 1999 was previously filed. PNWB will file audited financial statements on Form 10-K for the year ended December 31, 2000, which will include audited financial statements for the three-month transition period ended December 31, 1999.

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

    The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the unaudited interim consolidated financial statements. The consolidated statements of income for the three and nine month periods ended September 30, 2000 and 1999, are not necessarily indicative of the operating results for the full year. For further information, refer to the consolidated financial statements and footnotes for the most recent annual period, September 30, 1999.

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

    The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended September 30, 2000 and 1999:

	Three months		Nine months
Dollars in thousands, except share and per share amounts
	2000	1999	2000	1999
Numerator:
Net income	$3,208	$5,790	$2,955	$20,487

Denominator:
Denominator for basic net income per share—
Weighted average shares	15,450,317	15,540,269	15,512,081	15,617,647
Effect of dilutive securities:
Stock options	83,360	279,044	121,887	305,524

Denominator for diluted net income per share—
Weighted average shares and assumed conversion of dilutive stock options	15,533,677	15,819,313	15,633,968	15,923,171

Basic net income per share	$0.21	$0.37	$0.19	$1.31

Diluted net income per share	$0.21	$0.37	$0.19	$1.29

NOTE D  SHAREHOLDERS' EQUITY

    On January 20, 1999, the Board of Directors approved a stock repurchase plan of 5 percent of the company's outstanding shares of common stock. On November 16, 1999, the Board of Directors authorized the purchase of an additional 5 percent of the company's outstanding shares of common stock in the open market for the following twelve-month period. During the nine months ended September 30, 2000, 468,000 shares (3 percent of the total common shares outstanding) at a total price of $7.9 million were repurchased.

NOTE E  CONVERSION AND INTEGRATION EXPENSES

    PNWB is currently in the process of converting its subsidiary bank to a common operating system. Conversion teams have been addressing all of the major data processing functions for each system with conversion of data to be completed in several phases. The first three phases of the five-phase conversion process have been successfully completed. The remaining two phases of the conversion are scheduled to be completed by the end of the first quarter of 2001. Conversion and integration expenses are expensed as incurred. Total expenses associated with conversion and integration efforts were $1.8 million and $5.4 million during the three and nine months ended September 30, 2000. These expenses included the buyout of previous data processing contracts, outside professional fees, accelerated depreciation for equipment and other costs incurred in conjunction with conversion and integration initiatives. Other costs include the preparation and mailing of customer notifications for the conversion of customer accounts and training expenses. Of the $5.4 million of conversion and integration expenses for the nine months ended September 30, 2000, $2.9 million has been paid out during the period and $0.4 million related to accelerated depreciation of equipment. The remaining $2.1 million will be paid out over the next six months and primarily relates to the buyout of data processing contracts and professional services.

NOTE F  SEVERANCE AND EMPLOYMENT AGREEMENTS

    In conjunction with executive management changes and elimination of duplicate administrative functions, PNWB incurred $3.3 million in expenses associated with severance and employment agreements during the nine months ended September 30, 2000. There are approximately 40 employees affected by these severance and employment agreements. Of the $3.3 million of severance and employment agreement expenses for the nine months ended September 30, 2000, $1.0 million has been paid out during the period and $2.3 million will be paid out in subsequent periods in accordance with the terms of the severance and employment agreements.

NOTE G  IMPAIRMENT OF GOODWILL

    As part of the transition to a commercial bank, PNWB consolidated and restructured its mortgage loan origination functions and related processes. This resulted in the impairment of $0.7 million of goodwill previously recorded for the acquisition of a mortgage brokerage subsidiary, Cornerstone Northwest Mortgage, in 1996.

NOTE H  BUSINESS SEGMENT INFORMATION

    Between the period August 1996, and October 1999, PNWB acquired six commercial banking institutions. Since the acquisition of Pacific Northwest Bank, First National Bank of Port Orchard, Pioneer Bank and Kittitas Valley Bank in 1998, the company was managed at the subsidiary bank level, not by line of business. Each subsidiary bank had a board of directors and an executive management team that was responsible for the operation and performance of the respective subsidiary bank.

    During the quarter ended June 30, 2000, PNWB consolidated its executive management functions and implemented a new organizational structure that continued the process of consolidating the subsidiary banks into a single commercial bank using a single operating system. Effective June 30, 2000, InterWest Bank converted its charter to a Washington state commercial bank from a Washington state savings bank. Effective July 1, 2000, Pacific Northwest Bank and The Bank of Tukwila were merged into InterWest Bank. Effective September 1, 2000 InterWest Bank changed its name to Pacific Northwest Bank. As a result of this consolidation, PNWB has only one reportable segment as of September 30, 2000.

NOTE I  PENDING ACCOUNTING CHANGES

    In June 1998, the Financial Accounting and Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at estimated fair value. In certain defined conditions, a derivative may be specifically designated as a hedge for a particular exposure. The accounting for derivatives depends on the intended use of the derivatives and the resulting designation. This statement will be adopted by PNWB on January 1, 2001. Management does not expect the adoption of this statement to have a material impact on PNWB's financial condition or results of operations.

    In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," a replacement of SFAS No. 125. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures; however, it carries over most of SFAS No. 125's provisions without reconsideration. The standards addressed in this statement are based on consistent application of a financial components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal year 2000. The adoption of this statement may affect the disclosures in PNWB's financial statements; however, management does not expect the adoption of this statement to have a material impact on PNWB's financial condition or results of operations.

Item 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion is provided for the unaudited consolidated financial condition and results of operations of Pacific Northwest Bancorp including its wholly owned subsidiaries (collectively PNWB). As of September 30, 2000, Pacific Northwest Bancorp's wholly owned subsidiaries were Pacific Northwest Bank and InterWest Capital Trust I. Effective September 1, 2000, InterWest Bancorp, Inc. changed its name to Pacific Northwest Bancorp. In conjunction with this change, the company's commercial bank subsidiary, InterWest Bank changed its name to Pacific Northwest Bank.

    On June 20, 2000 the Board of Directors approved a change of PNWB's fiscal year end from September 30 to December 31, retroactively to January 1, 2000. A report on Form 10-Q for the three-month transition period ended December 31, 1999 has been previously filed. PNWB will file audited financial statements on Form 10-K for the year ended December 31, 2000, which will include audited financial statements for the three-month transition period ended December 31, 1999.

    The purpose of this discussion is to focus on significant factors concerning PNWB's financial condition and results of operations. This discussion should be read along with the consolidated financial statements for an understanding of the following discussion and analysis.

    PNWB is a financial services company that provides a variety of products and services for both business and individual customers. PNWB will continue to change the composition of the loan portfolio and the deposit base as part of the migration to a commercial bank. These changes are designed to have a positive impact on net interest income and service fee revenue while continuing to meet the needs of PNWB's customers.

    PNWB completed the acquisition of six commercial banking institutions since 1996, which added a total of $668 million in assets as measured at the respective acquisition dates. The following table summarizes pertinent information related to the completed acquisitions:

Acquisition Date	Institution	Total Assets At Acquisition Date (dollars in thousands)	Common Shares Issued
August 31, 1996	Central Bancorporation(1)	$206,093	2,147,391
January 15, 1998	Puget Sound Bancorp, Inc(1)	53,109	586,420
June 15, 1998	Pacific Northwest Bank(1)	200,219	2,346,081
June 16, 1998	Pioneer Bancorp, Inc.(1)	108,399	692,846
August 31, 1998	Kittitas Valley Bancorp, Inc.(2)	47,441	229,831	*
October 1, 1999	NBT Northwest Bancorp(2)	53,018	677,109

(1)
Pooling-of-interests method of accounting

(2)
Purchase method of accounting

*
Additionally, $6.4 million in cash was paid to Kittitas shareholders.

    A source of future growth may be through mergers and acquisitions. PNWB believes that many other financial institutions are considering selling their institutions for a variety of reasons, including lack of shareholder liquidity, management succession issues, technology challenges, increasing competition and pending changes with respect to the method of accounting used for mergers and acquisitions. PNWB actively reviews proposals for various acquisition opportunities. PNWB has a due diligence review process to evaluate potential acquisitions and has established parameters for potential acquisitions relating to market factors, financial performance and certain non-financial factors. Successful completion of acquisitions by PNWB depends on several factors such as the availability of suitable acquisition candidates, necessary regulatory and shareholder approval and compliance with applicable capital requirements. No assurance can be made that acquisition activity will continue in the future.

    Currently, PNWB conducts its business through 54 financial centers in western and central Washington state. Investments are available through Pacific Northwest Financial Services and insurance products are available through Pacific Northwest Insurance Agency, wholly owned subsidiaries of Pacific Northwest Bank. In addition to Pacific Northwest Bank, PNWB is currently operating financial centers under the following names: InterWest Bank, Pioneer Bank, Kittitas Valley Bank and The Bank of Tukwila. The names of all financial centers will become Pacific Northwest Bank by the end of the first quarter of 2001.

RESULTS OF OPERATIONS

    PNWB had net income of $3.2 million for the three months ended September 30, 2000 compared to net income of $5.8 million for the three months ended September 30, 1999. Diluted net income per share was $0.21 for the three months ended September 30, 2000, compared to diluted net income per share of $0.37 for the three months ended September 30, 1999. PNWB's return on average shareholders' equity was 7.87 percent for the three months ended September 30, 2000, compared to 13.33 percent for the three months ended September 30, 1999. PNWB's return on average assets was 0.46 percent for the three months ended September 30, 2000, compared to 0.92 percent for the three months ended September 30, 1999. Results for the three months ended September 30, 2000 included costs associated with conversion and integration initiatives as well as severance and employment agreements of $1.3 million, net of income taxes. Additionally, net income decreased from the three month period ended September 30, 1999, due to increases in the provision for losses on loans and non-interest expense. This decrease in net income was partially offset by the effect of the acquisition of The Bank of Tukwila.

    Net income was $3.0 million for the nine months ended September 30, 2000, compared to net income of $20.5 million for the nine months ended September 30, 1999. Diluted net income per share was $0.19 for the nine months ended September 30, 2000, compared to diluted net income per share of $1.29 for the nine months ended September 30, 1999. Return on average shareholders' equity was 2.37 percent for the nine months ended September 30, 2000, compared to 15.68 percent for the nine months ended September 30, 1999. Return on average assets was 0.14 percent for the nine months ended September 30, 2000, compared to 1.10 percent for the nine months ended September 30, 1999. During the nine months ended September 30, 2000, PNWB incurred significant expenses associated with losses incurred on the sale of securities available for sale, expenses associated with severance and employment agreements, conversion and integration activities, and asset write-downs. The total of these expenses incurred during the nine months ended September 30, 2000 was $12.2 million, net of income taxes. In addition, net income decreased from the nine month period ended September 30, 1999, due to a decrease in the gain on sale of loans and loan servicing rights, and increases in the provision for losses on loans and non-interest expense. This decrease in net income was partially offset by an increase in net interest income and the impact of the acquisition of The Bank of Tukwila.

    The following table summarizes net income, net income per share and key financial ratios:

	Three months ended September 30,		Nine months ended September 30,
Dollars in thousands, except per share amounts
	2000	1999	2000	1999
Net income	$3,208	$5,790	$2,955	$20,487

Basic net income per share	$0.21	$0.37	$0.19	$1.31

Diluted net income per share	$0.21	$0.37	$0.19	$1.29

Return on average shareholders' equity	7.87%	13.33%	2.37%	15.68%
Return on average assets	0.46%	0.92%	0.14%	1.10%
Net interest margin	3.37%	3.74%	3.49%	3.66%
Efficiency ratio	75.93%	65.52%	89.31%	60.94%

    Net Interest Income—PNWB's net income is significantly affected by changes in net interest income, which is the difference between interest income received on loans receivable and other interest-earning assets and interest paid on deposits and borrowings. PNWB's operations are sensitive to changes in interest rates and the resulting impact on net interest income. During the nine months ended September 30, 2000, overall interest rates increased. In periods of rising interest rates, PNWB's net interest income and net interest margin may decrease as a greater amount of interest-bearing liabilities are subject to more rapid repricing than interest-earning assets.

    Net interest income before provision for losses on loans was $21.9 million for the three months ended September 30, 2000, consistent with $21.9 million for the three months ended September 30, 1999. Net interest income before provision for losses on loans was $68.2 million for the nine months ended September 30, 2000, compared to $63.6 million for the nine months ended September 30, 1999. This increase in net interest income was due to an increase in interest-earning assets and the impact of the acquisition of The Bank of Tukwila, which was partially offset by increased funding costs.

    Interest income was $55.0 million for the three months ended September 30, 2000, compared to $46.2 million for the three months ended September 30, 1999. Interest income was $162.5 million for the nine months ended September 30, 2000, compared to $134.6 million for the nine months ended September 30, 1999. The increase was due to an increase in the yields earned and growth in interest-earning assets. The yield on interest-earning assets increased to 8.45 percent for the three months ended September 30, 2000, compared to 7.89 percent for the three months ended September 30, 1999. The yield on interest-earning assets increased to 8.31 percent for the nine months ended September 30, 2000, compared to 7.74 percent for the nine months ended September 30, 1999. This increase was primarily due to a change in the composition of average interest-earning assets with a greater percentage comprised of commercial loans with higher yields. The yields on interest-earning assets also increased due to an overall increase in interest rates and the resulting impact on adjustable rate loans and securities.

    Interest expense was $33.1 million for the three months ended September 30, 2000, compared to $24.3 million for the three months ended September 30, 1999. Interest expense was $94.3 million for the nine months ended September 30, 2000, compared to $71.0 million for the nine months ended September 30, 1999. This increase was due to an increase in interest-bearing liabilities to fund asset growth and an increase in the cost of funds. The cost of funds was 5.49 percent for the three months ended September 30, 2000, compared to 4.54 percent for the three months ended September 30, 1999. The cost of funds was 5.24 percent for the nine months ended September 30, 2000, compared to 4.52 percent for the nine months ended September 30, 1999. The increase in the cost of funds was primarily due to an increase in the cost of borrowings and a greater percentage of interest-bearing liabilities being comprised of borrowings. The cost of borrowings increased due to the issuance of $40 million of trust preferred securities with interest payable at 9.875 percent on November 15, 1999, and an increase in interest rates on other borrowing sources.

    Net interest margin, which is net interest income divided by average interest-earning assets, was 3.37 percent for the three months ended September 30, 2000, compared to 3.74 percent for the three months ended September 30, 1999. Net interest margin was 3.49 percent for the nine months ended September 30, 2000, compared to 3.66 percent for the nine months ended September 30, 1999. The decrease in net interest margin was primarily the result of an increase in the cost of funds, which was partially offset by an increase in the yield earned on loans, securities and other interest-earning assets. Non-interest-bearing deposits also increased compared to the respective periods of 1999, which partially offset the increase in the cost of funds.

    Average Rates and Balances—The following table indicates the average balance and average interest rates earned or paid, interest rate spread and net interest margin for the three months ended September 30:

	2000		1999
Dollars in thousands	Average Balance	Rate	Average Balance	Rate
Loans receivable and loans held for sale	$1,803,380	9.19%	$1,486,829	8.83%
Securities available for sale, securities held to maturity and other interest-earning assets	801,017	6.79%	857,572	6.25%

Total interest-earning assets	2,604,397	8.45%	2,344,401	7.89%

Interest-bearing deposits	1,397,102	4.74%	1,366,615	4.00%
FHLB advances, securities sold under agreements to repurchase and other borrowings	1,000,396	6.54%	755,129	5.52%

Total interest-bearing liabilities	2,397,498	5.49%	2,121,744	4.54%

Non-interest-bearing deposits	$218,942		$199,079
Net interest spread		2.96%		3.35%

Net interest margin		3.37%		3.74%

    The following table indicates the average balance and average interest rates earned or paid, interest spread and net interest margin for the nine months ended September 30:

	2000		1999
Dollars in thousands	Average Balance	Rate	Average Balance	Rate
Loans receivable and loans held for sale	$1,767,790	9.05%	$1,435,919	8.79%
Securities available for sale, securities held to maturity and other interest-earning assets	839,865	6.74%	881,309	6.03%

Total interest-earning assets	2,607,655	8.31%	2,317,228	7.74%

Interest-bearing deposits	1,364,282	4.46%	1,357,146	4.01%
FHLB advances, securities sold under agreements to repurchase and other borrowings	1,039,862	6.27%	742,615	5.45%

Total interest-bearing liabilities	2,404,144	5.24%	2,099,761	4.52%

Non-interest-bearing deposits	$214,936		$189,239
Net interest spread		3.07%		3.22%

Net interest margin		3.49%		3.66%

    The following table provides information on changes in net interest income for the periods that are attributable to changes in interest rates and changes in volume:

	Three months September 30, 2000 Vs 1999 Increase (Decrease) Due to changes in			Nine months September 30, 2000 Vs 1999 Increase (Decrease) Due to changes in
Dollars in thousands	Rate	Volume	Total	Rate	Volume	Total
Interest-earning assets
Loans receivable and loans held for sale	$1,378	$7,227	$8,605	$2,864	$22,461	$25,325
Securities available for sale, securities held to maturity and other interest-earning assets	1,117	(916)	201	4,536	(1,938)	2,598

Total net change in income on interest-earning assets	2,495	6,311	8,806	7,400	20,523	27,923

Interest-bearing liabilities
Interest-bearing deposits	2,551	313	2,864	4,566	215	4,781
FHLB advances, securities sold under agreement to repurchase and other borrowings	2,129	3,808	5,937	5,102	13,439	18,541

Total net change in expense on interest-bearing liabilities	4,680	4,121	8,801	9,668	13,654	23,322

Net change in net interest income	$(2,185)	$2,190	$5	$(2,268)	$6,869	$4,601

    Provision for losses on loans—The provision for losses on loans was $1.4 million for the three months ended September 30, 2000, compared to $0.5 million for the three months ended September 30, 1999. The provision for losses on loans was $3.4 million for the nine months ended September 30, 2000, compared to $1.5 million for the nine months ended September 30, 1999. Management increased the provision for losses on loans compared to the respective periods of 1999 as a result of the continuous assessment of known and inherent risk characteristics in the loan portfolio. These risk characteristics include changes in the size and composition of the loan portfolio, delinquency levels, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectibility may not be assured. Based on current trends in the loan portfolio, it is anticipated that the provision for losses on loans will remain at higher levels compared to the respective periods of 1999.

    Non-interest Income—Non-interest income was $4.9 million for the three months ended September 30, 2000, compared to $4.8 million for the three months ended September 30, 1999. Non-interest income was $13.7 million for the nine months ended September 30, 2000, compared to $20.3 million for the nine months ended September 30, 1999. The decrease in non-interest income from the nine months ended September 30, 1999 was primarily due to a decrease in the gain on sale of loan servicing rights and a decrease in the gain on sale of loans.

    During the nine months ended September 30, 1999, the company sold the mortgage servicing rights for $530 million of fixed-rate single family mortgages and recognized a gain of $2.8 million. This sale was initiated as a result of rising interest rates and decreasing prepayment rates, which increased the value of the servicing portfolio.

    During the first half of 1999, the long-term interest rate environment resulted in increased fixed-rate single-family residential mortgage loan refinances and opportunities to sell these loans on the secondary market for a premium. During the second half of 1999 and fiscal year 2000, long-term interest rates increased and single-family residential mortgage loan originations decreased, and as a result, sales of single-family mortgage loans declined as compared to the first half of 1999.

    PNWB has changed its strategy with regard to the origination and retention of single-family mortgage loans. Management intends to retain less single-family mortgages in the loan portfolio with the majority of PNWB's single-family mortgage loan production being channeled directly to the secondary market.

    Non-interest Expense—Non-interest expense was $20.4 million for the three months ended September 30, 2000, compared to $17.5 million for the three months ended September 30, 1999. Non-interest expense for the three months ended September 30, 2000 includes costs associated with conversion and integration initiatives and severance agreements of $1.9 million. Non-interest expense was $73.1 million for the nine months ended September 30, 2000, compared to $51.1 million for the nine months ended September 30, 1999. The increase in non-interest expense for the three and nine months ended September 30, 2000, compared to the three and nine months ended September 30, 1999, was primarily due to losses incurred on the sale of securities available for sale, expenses associated with severance and employment agreements, conversion and integration activities, and asset write-downs. The total of these expenses incurred during the nine months ended September 30, 2000 was $18.4 million.

    As part its strategic plan for commercial banking activities, PNWB partially restructured its investment portfolio by selling approximately $129 million of securities available for sale during the three months ended June 30, 2000. These sales resulted in a $6.8 million loss; however, the proceeds were reinvested in securities that have higher yields and shorter terms as compared to the previous securities. It is planned that upon maturity of the short-term securities, the proceeds will be deployed in commercial loans.

    In conjunction with executive management changes, elimination of duplicate administrative functions and consolidating operating systems, PNWB incurred $0.1 million and $3.3 million in expenses associated with severance and employment agreements during the three months and nine months ended September 30, 2000. There are approximately 40 employees affected by these severance and employment agreements.

    As discussed previously, the company completed acquisitions of four commercial banks during fiscal year 1998 and one during the transition period ended December 31, 1999. However, the efficiencies available from eliminating duplication of administrative and operational functions have not been fully realized from the acquisitions. PNWB is currently in the process of converting its subsidiary banks to a common operating system. PNWB has contracted with Marshall & Ilsley Corporation to provide data services and processing for the new operating system. The contract term expires on December 31, 2006. Conversion teams have been addressing all of the major data processing functions for each subsidiary bank with conversion of systems and data to be completed in several phases. The first three phases of the five-phase conversion were successfully completed during the period May through August 2000. The remaining two phases of the conversion are scheduled to be completed by the end of the first quarter of 2001. Conversion and integration expenses are expensed as incurred. Total expenses associated with conversion and integration efforts were $1.8 million and $5.4 million during the three and nine months ended September 30, 2000. These expenses included the buyout of previous data processing contracts, consultant fees, accelerated depreciation of equipment and other costs incurred in conjunction with conversion and integration initiatives. Other costs include the preparation and mailing of customer notifications for the conversion of customer accounts and employee travel and training expenses. Additional conversion and integration expenses will continue to be incurred during the fourth quarter of 2000 and into the first quarter of 2001.

    The company recorded write-downs of approximately $2.2 million related to real estate held for sale and development during the nine months ended September 30, 2000. These write-downs relate primarily to one land development project and new management's intent with regard to the development and sale of the project as well as changing economic conditions.

    As part of the transition to a commercial bank, PNWB consolidated and restructured its mortgage loan origination functions and related processes. This resulted in the impairment of $0.7 million of goodwill previously recorded for the acquisition of a mortgage brokerage subsidiary, Cornerstone Northwest Mortgage, in 1996. PNWB consolidated its mortgage brokerage function into its wholesale lending function and changed its strategy with regards to the origination and retention of single-family mortgage loans. Management intends to retain less single-family mortgages in the loan portfolio and the majority of PNWB's single-family mortgage loan production will be channeled to the secondary market.

    Compensation and employee benefits were $10.0 million for the three months ended September 30, 2000, compared to $9.8 million for the three months ended September 30, 1999. This increase was primarily due to the acquisition of The Bank of Tukwila. Compensation and employee benefits were $29.9 million for the nine months ended September 30, 2000, compared to $28.4 million for the nine months ended September 30, 1999. Excluding The Bank of Tukwila compensation, compensation and employee benefits increased $0.9 million or 3.2 percent compared to the prior year.

    Income Tax Expense—Income tax expense was $1.9 million for the three months ended September 30, 2000, compared to income tax expense of $2.9 million for the three months ended September 30, 1999. Income tax expense was $2.5 million for the nine months ended September 30, 2000, compared to $10.8 million for the nine months ended September 30, 1999. The effective tax rate was 45.3 percent for the nine months ended September 30, 2000 compared to 34.5 percent for the nine months ended September 30, 1999. The higher effective tax rate for 2000 is due primarily to impairment of goodwill and amortization of goodwill that is not deductible for federal income tax purposes and a decrease in income before income taxes.

REVIEW OF FINANCIAL CONDITION

    PNWB's consolidated assets were $2.84 billion as of September 30, 2000, compared to $2.78 billion as of December 31, 1999.

    Securities—As of September 30, 2000, PNWB had $858.4 million of securities available for sale, compared to $792.3 million as of December 31, 1999. Securities held to maturity decreased to $66.2 million as of September 30, 2000 compared to $68.9 million as of December 31, 1999, as a result of maturities and principal repayments on mortgage-backed securities. As of September 30, 2000, 93 percent of PNWB securities were classified as available for sale. Management believes that a high percentage of securities classified as available for sale provides greater flexibility to respond to interest rate changes and liquidity needs to fund loan growth.

    PNWB maintains liquidity in accordance with an internal liquidity policy. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives, management's judgment as to the attractiveness of the yields then available in relation to other opportunities, and management's expectation of the level of yield that will be available in the future. Management's projections as to the short-term demand for funds to be used for loan originations and other activities can also affect liquidity levels.

    Securities are categorized as either held to maturity or available for sale, based upon management's intent as to the ultimate disposition of each security acquired. PNWB does not have securities classified as trading securities. Securities classified as held to maturity are stated at amortized cost. Securities classified as available for sale are reported at estimated fair value, with unrealized gains and losses (net of income taxes) reported in accumulated other comprehensive income (loss), a separate component of shareholders' equity.

    Loans Receivable and Loans Held for Sale—Loans receivable were $1.70 billion as of September 30, 2000, compared to $1.67 billion as of December 31, 1999. Growth in loans receivable would have been more significant during the nine months ended September 30, 2000; however, $147.1 million of loans were sold and $120.2 million of single-family mortgages were securitized into securities available for sale during the period. Growth in commercial lending should shorten duration risk, increase net interest margin, create better protection from interest rate volatility and ultimately meet the needs of PNWB's customers.

    The commercial loan portfolio was $371.0 million as of September 30, 2000, an increase of $60.9 million from December 31, 1999. Commercial real estate mortgage loans were $457.2 million as of September 30, 2000, an increase of $15.4 million from December 31, 1999. Commercial and commercial real estate loans outstanding represented 47.8 percent of total gross loans as of September 30, 2000, an increase from 43.7 percent of total gross loans as of December 31, 1999. Increases in commercial lending increased the yield earned on the loan portfolio and net interest income.

    Single-family residential mortgage loans outstanding decreased $50.1 million from December 31, 1999. As of September 30, 2000, single-family residential mortgage loans totaled $412.8 million, or 23.8 percent of total gross loans, compared to $462.9 million, or 26.9 percent of total gross loans, as of December 31, 1999. As part of the transition to a commercial bank, PNWB consolidated and restructured its mortgage loan origination functions and related processes. PNWB consolidated its mortgage brokerage function into its wholesale lending function and changed its strategy with regards to the origination and retention of single-family mortgage loans. The majority of PNWB's single-family mortgage loan production is being channeled directly to the secondary market; thus less single-family mortgage loans are being retained in the loan portfolio.

    Real estate construction loans outstanding totaled $245.0 million as of September 30, 2000, a decrease of $23.5 million from $268.5 million as of December 31, 1999.

    Loans held for sale were $6.1 million as of September 30, 2000 compared to $22.4 million as of December 31, 1999. Loans held for sale are generally single-family mortgage loans and loans originated under a SBA program. Loans are typically sold to FHLMC and other financial institutions.

    The following table sets forth the composition of PNWB's loan portfolio by type as of the dates indicated:

Dollars in thousands	September 30, 2000	December 31, 1999
Commercial loans	$370,972	$310,059
Real estate mortgage loans
Single-family residential	412,765	462,853
Multi-family residential	67,306	78,340
Commercial	457,226	441,782
Real estate construction	244,963	268,483
Consumer loans	126,004	104,446
Agricultural loans	53,277	54,071

	1,732,513	1,720,034
Less:
Loans held for sale	6,088	22,397
Allowance for losses on loans	16,593	15,182
Deferred loan fees and discounts	8,807	10,140

	$1,701,025	$1,672,315

    Non-performing Assets—Loans are generally placed on non-accrual when they become past due over 90 days or when the collection of interest or principal is considered unlikely. PNWB does not return a loan to accrual status until it is brought current with respect to both principal and interest and future principal payments are no longer in doubt. When a loan is placed on non-accrual status, any previously accrued and uncollected interest is reversed from interest income. Non-accrual loans totaled $12.9 million as of September 30, 2000 compared to $11.0 million as of December 31, 1999. Other real estate was $8.0 million as of September 30, 2000, compared to $4.3 million as of December 31, 1999. Total non-performing assets, including non-accrual loans and other real estate, totaled $21.0 million or 0.74 percent of consolidated assets as of September 30, 2000, compared to $15.3 million or 0.55 percent of consolidated assets as of December 31, 1999. The increase in non-performing assets is primarily due to the foreclosure on one commercial real estate property and certain reclassifications for amounts previously classified as real estate held for development. Management's intent with respect to real estate held for development changed during the period, which resulted in reclassification of $2.6 million to non-performing assets during the nine months ended September 30, 2000.

    The following table summarizes non-performing assets as of September 30, 2000, and December 31, 1999:

Dollars in thousands	September 30, 2000	December 31, 1999
Non-accrual loans
Commercial loans	$3,341	$5,038
Real estate mortgage loans
Single-family residential	4,156	3,207
Multi-family residential	1,214	—
Commercial	867	1,371
Real estate construction	1,890	880
Consumer loans	135	366
Agricultural loans	1,333	88

Total non-accrual loans	12,936	10,950
Other real estate	8,019	4,313

Total non-performing assets	$20,955	$15,263

    Allowance for Losses on Loans—The allowance for losses on loans was $16.6 million or 0.97 percent of loans receivable as of September 30, 2000, compared to $15.2 million or 0.90 percent of loans receivable as of December 31, 1999. Net loan charge-offs were $1.9 million or 0.15 percent of the average balance of loans outstanding for the nine months ended September 30, 2000. The increase in net charge-offs was primarily related to four specific loans.

    PNWB's allowance for losses on loans is maintained at an amount to sufficiently provide for estimated losses based on evaluating known and inherent risks in the loan portfolio. Management analyzes the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, delinquency levels, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectibility may not be assured. The appropriate amount of the allowance for losses on loans is estimated based upon factors and trends identified by management.

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

    PNWB believes it has established its allowance for losses on loans in accordance with generally accepted accounting principles. However, there can be no assurance that in the future, regulators, when reviewing PNWB's loan portfolio, will not request PNWB to increase its allowance for losses on loans, thereby affecting PNWB's financial condition and results of operations. Substantial increases may be necessary should the quality of any loans deteriorate as a result of the factors discussed above.

    The following tables summarize the activity in allowance for losses on loans during the three and nine months ended September 30:

	Three months		Nine months
Dollars in thousands	2000	1999	2000	1999
Allowance as of beginning of period	$15,538	$13,803	$15,182	$13,527
Provision for losses on loans	1,400	502	3,350	1,502
Recoveries	194	123	373	329
Charge-offs	(539)	(305)	(2,312)	(1,235)

Allowance as of end of period	$16,593	$14,123	$16,593	$14,123

    Goodwill and Other Intangible Assets—Goodwill arising from acquisitions represents the excess of the purchase price over the estimated fair value of net assets acquired. As part of the change to a commercial bank, PNWB has consolidated and restructured its mortgage loan origination functions and related processes. This has resulted in the impairment of $0.7 million of goodwill previously recorded for the acquisition of a mortgage brokerage subsidiary, Cornerstone Northwest Mortgage, in 1996.

    Other intangible assets consist of core deposit intangible and loan servicing rights. Loan servicing rights are capitalized when acquired either through the purchase or origination of loans that are subsequently sold or securitized with the servicing rights retained. PNWB evaluates loan servicing rights for impairment based on the estimated fair value of those rights on a periodic basis, using a valuation model that incorporates estimated future servicing income, discount rates, prepayment speeds and default rates. Loan servicing rights are included in intangible assets and are amortized as an offset to service fees in proportion to and over the period of estimated net servicing income.

    Goodwill and other intangible assets are amortized using the straight-line and accelerated methods over periods not exceeding twenty years.

    Goodwill and other intangible assets consisted of the following as of September 30, 2000 and December 31, 1999:

Dollars in thousands	September 30, 2000	December 31, 1999
Goodwill	$17,519	$18,784
Core deposit intangible	642	773
Loan servicing intangibles	3,125	1,987

	$21,286	$21,544

    Deposits—PNWB offers various types of deposit accounts, including savings, checking accounts, money market accounts and a variety of certificate of deposit accounts. Deposit accounts vary as to terms, with the principal differences being the minimum balance required, the time period the funds must remain on deposit, the interest rate, and the deposit or withdrawal option. PNWB relies on generating deposits through a marketing strategy that employs a sales staff responsible for establishing new customer relationships. As part of initiatives to improve liquidity and to reduce overall funding costs, PNWB has recently begun to use brokered and wholesale certificates of deposit. PNWB had a total of $35.6 million of brokered and wholesale certificates of deposit as of September 30, 2000.

    Non-interest-bearing deposits were $239.4 million as of September 30, 2000, compared to $212.9 million as of December 31, 1999. Non-interest-bearing deposits represented 14.3 percent of total deposits as of September 30, 2000, compared to 13.3 percent as of December 31, 1999. Interest-bearing transaction accounts (which include interest-bearing checking, money market and savings accounts) totaled $569.4 million as of September 30, 2000 compared to $571.1 million as of December 31, 1999. Interest-bearing transaction accounts represented 33.9 percent of total deposits as of September 30, 2000, an increase from 35.7 percent as of December 31, 1999.

    Certificates of deposit totaled $870.1 million as of September 30, 2000, compared to $814.3 million as of December 31, 1999. Certificates of deposit represented 51.8 percent of total deposits as of September 30, 2000, an increase from 51.0 percent as of December 31, 1999. The increase in certificates of deposit is primarily due to growth in brokered and wholesale certificates of deposit of $35.6 million.

    Management is continuing to pursue initiatives to increase the percentage of non-interest-bearing deposits and interest-bearing transaction deposits relative to certificates of deposit. This activity should increase net interest income and service fee revenue while building customer relationships. As of September 30, 2000, 48.2 percent of PNWB's deposits were transaction accounts, compared to 49.0 percent as of December 31, 1999. The following table sets forth the balances of deposits by account type as of September 30, 2000, and December 31, 1999:

Dollars in thousands	September 30, 2000	December 31, 1999
Non-interest-bearing deposits	$239,392	$212,880
Interest-bearing checking accounts	186,661	173,751
Money market accounts	283,252	300,267
Savings accounts	99,493	97,035
Certificates of deposit	870,081	814,257

Total	$1,678,879	$1,598,190

    FHLB Advances, Securities Sold Under Agreements to Repurchase and Other Borrowings—PNWB borrows through advances from the Federal Home Loan Bank (FHLB) and securities sold under agreements to repurchase with third parties. Overall, borrowings were $911.2 million as of September 30, 2000 compared to $957.3 million as of December 31, 1999. It is management's intention to increase deposits and reduce borrowings in the future.

    PNWB had $659.5 million outstanding in FHLB advances as of September 30, 2000, compared to $670.2 million as of December 31, 1999. The FHLB provides credit for member financial institutions. As members, financial institutions are required to own capital stock in the FHLB, and are authorized to apply for advances on the security of such stock, certain home mortgages and other assets (principally securities that are obligations of, or guaranteed by, the United States). Advances are made to member financial institutions pursuant to several different programs. These programs are generally designed to meet the financial institution's need while still reflecting market terms and conditions. The subsidiary bank relies upon advances from the FHLB to supplement funds available to lend and to meet liquidity guidelines. Interest rates on these advances vary in response to general economic conditions. The contractual maturities of PNWB's FHLB advances are often greater than one year; however, many of these advances have options whereby the FHLB can call the borrowing due prior to the contractual maturity.

    PNWB uses the securities market for borrowings by utilizing its securities available for sale and securities held to maturity as collateral. These borrowings are collateralized by securities with an estimated fair value exceeding the face value of the borrowings. As of September 30, 2000, PNWB had $249.0 million outstanding in securities sold under agreements to repurchase, compared to $282.7 million as of December 31, 1999. This decrease reflects changing economic conditions and interest rates and the corresponding affect on borrowing source decisions by management.

    Guaranteed Preferred Beneficial Interests in Subordinated Debt—On November 15, 1999, $40 million of 9.875 percent Capital Securities were issued by InterWest Capital Trust I (the Trust). The Trust is a business trust organized in November 1999, and Pacific Northwest Bancorp owns 100 percent of the common equity of the Trust.

    The proceeds of the offering were invested by the Trust in junior subordinated debentures of Pacific Northwest Bancorp. The debentures held by the Trust are the sole assets of the Trust. Distributions on the capital securities issued by the Trust are payable semiannually at 9.875 percent per annum, which is equal to the interest rate being earned by the Trust on the debentures held by the Trust. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The debentures will not mature earlier than November 15, 2009, and not later than November 15, 2029. Pacific Northwest Bancorp entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees.

    PNWB used the proceeds for general corporate purposes including stock repurchases and investment in the subsidiary bank. The capital securities qualify as Tier I capital under the capital guidelines of the Federal Reserve Board.

    Shareholders' Equity—Pacific Northwest Bancorp is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. PNWB manages various capital levels at both the holding company and subsidiary bank level to maintain adequate capital ratios and levels in accordance with external regulations and capital guidelines established by the Board of Directors of each institution.

    On November 16, 1999, the Board of Directors authorized the purchase of an additional 5 percent of the company's outstanding shares of common stock in the open market for the following twelve-month period. The Board of Directors previously approved a stock repurchase plan of 5 percent on January 20, 1999. During the nine months ended September 30, 2000, 468,000 shares (3 percent of the total common shares outstanding) at a total price of $7.9 million were repurchased.

    PNWB's total shareholders' equity was $166.3 million as of September 30, 2000, a decrease of $5.4 million from $171.7 million as of December 31, 1999. The decrease in shareholders' equity was due to common stock repurchases, dividends to shareholders, offset by net income, other comprehensive income, the issuance of common stock under stock option plans and repayments on the ESOP loan. Book value per share was $10.75 as of September 30, 2000, compared to $10.87 as of December 31, 1999. During the nine months ended September 30, 2000, the company declared cash dividends totaling $0.42 per share.

SUPERVISION AND REGULATION

    Pacific Northwest Bancorp is a registered bank holding company under the Bank Holding Company Act of 1956 (BHCA) and is subject to the supervision of, and regulation by, the Board of Governors of the Federal Reserve System (FRB). Under the BHCA, Pacific Northwest Bancorp files with the FRB annual reports of operations and such additional information as the FRB may require. Under the BHCA, a bank holding company may engage in banking, managing or controlling banks, furnishing or performing services for banks it controls, and conducting activities that the FRB has determined to be closely related to banking.

    Pacific Northwest Bank is a member of the Federal Deposit Insurance Corporation (FDIC), and as such, is subject to examination thereby. Pacific Northwest Bank is a state-chartered commercial bank subject to regulation and supervision by the Washington Department of Financial Institutions Division of Banks. In practice, the primary regulator makes regular examinations of each subsidiary bank subject to its regulatory review or participates in joint examinations with other regulators. Areas subject to regulation by federal or state authorities include the allowance for losses on loans, investments, loans, mergers, issuance of securities, payment of dividends, establishment of branches and other aspects of operations.

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

    Pacific Northwest Bancorp and Pacific Northwest Bank are subject to risk-based capital guidelines requiring minimum capital levels based on the credit risk of assets. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on PNWB's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Pacific Northwest Bancorp and Pacific Northwest Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. The regulations define the relevant capital levels for the five categories. In general terms, the capital definitions are as follows:

	Total Capital (to Risk Weighted Assets)	Tier 1 (to Risk Weighted Assets)	Tier 1 (to Average Assets)
Well capitalized	10%	6%	5%
Adequately capitalized	8%	4%	4%
Undercapitalized	Below 8%	Below 4%	Below 4%
Significantly undercapitalized	Below 6%	Below 3%	Below 3%
Critically undercapitalized	—	—	2% or less

    Pacific Northwest Bancorp is subject to risk-based capital guidelines issued by the FRB, which establish a risk-adjusted ratio relating capital to different categories of assets. Pacific Northwest Bancorp's Tier I capital consists of shareholders' equity and guaranteed preferred beneficial interests in subordinated debt less certain intangibles, and excludes the equity impact of adjusting securities available for sale to estimated fair value. Total capital is Tier I capital and the allowance for losses on loans. The FRB's risk-based capital rules have been supplemented by a leverage capital ratio, defined as Tier I capital to adjusted quarterly average total assets. As of September 30, 2000, under the FRB's capital guidelines, Pacific Northwest Bancorp's levels of consolidated regulatory capital exceeded the FRB's well-capitalized requirements.

    The capital amounts and ratios for Pacific Northwest Bancorp and Pacific Northwest Bank as of September 30, 2000, are presented in the following table:

CAPITAL RATIOS

	Amount		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
Pacific Northwest Bancorp:
Total capital (to risk-weighted assets)	$220,695	11.48%	$153,860	8.0%	$192,325	10.0%
Tier I capital (to risk-weighted assets)	204,102	10.61%	76,930	4.0%	115,395	6.0%
Tier I capital (to average assets)	204,102	7.30%	111,852	4.0%	139,815	5.0%
Pacific Northwest Bank:
Total capital (to risk-weighted assets)	$222,790	11.58%	$153,957	8.0%	$192,446	10.0%
Tier I capital (to risk-weighted assets)	206,197	10.71%	76,978	4.0%	115,468	6.0%
Tier I capital (to average assets)	206,197	7.38%	111,700	4.0%	139,625	5.0%

    As of September 30, 2000, Pacific Northwest Bank was in compliance with the well-capitalized capital requirements. Management believes that under the current regulations the subsidiary bank will continue to meet well-capitalized capital requirements in the foreseeable future. However, events beyond the control of Pacific Northwest Bank, such as a downturn in the economy in areas where Pacific Northwest Bank has most of its loans, could adversely affect future earnings and, consequently, the ability of Pacific Northwest Bank to meet future well-capitalized capital requirements.

LIQUIDITY RESOURCES

    Liquidity management focuses on the need to meet both short-term funding requirements and PNWB's long-term strategies and goals. Specifically, the objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, creditors and borrowers. Management structures the balance sheet to meet these needs. PNWB desires to attract and retain consumer and business customer relationships with a focus on transaction accounts and commercial and consumer lending. PNWB also uses wholesale funds through advances from the FHLB and the sale of securities under agreements to repurchase to fund asset growth. PNWB is currently beginning to use wholesale and brokered certificates of deposit to supplement wholesale borrowings. Other sources of funds for liquidity include loan repayments, loan sales, security sales and mortgage-backed and related security repayments. Repayments on loans and mortgage-backed and related securities and deposit inflows and outflows are affected by changes in interest rates.

    PNWB has the capacity to borrow funds from the FHLB through pre-approved credit lines. These credit lines have pledge requirements whereby PNWB must maintain unencumbered collateral with a value at least equal to the outstanding balance. PNWB uses the securities market as a vehicle for borrowing by utilizing its securities available for sale and securities held to maturity as collateral. These borrowings are collateralized by securities with an estimated fair value exceeding the face value of the borrowings. If the estimated fair value of the securities were to decline as a result of an increase in interest rates or other factors, PNWB would be required to pledge additional securities or cash as collateral.

    The analysis of liquidity also includes a review of PNWB's consolidated statement of cash flows for the nine months ended September 30, 2000. The consolidated statement of cash flows details PNWB's operating, investing and financing activities during the period. The most significant items under operating activities include net income of $3.0 million for the nine months ended September 30, 2000 and an increase in other liabilities of $28.7 million. Also included in operating activities are the add back of non-cash depreciation, amortization of intangible assets, impairment of goodwill, provision for losses of loans and provision for losses on other real estate totaling $12.0 million. Net cash provided by operating activities is also adjusted for the loss on sale of securities available for sale of $6.8 million. Investing activities included proceeds from the maturing and principal repayments on securities available for sale of $59.9 million, purchases of securities available for sale of $130.5 million and proceeds from the sale of securities available for sale of $126.3 million. Investing activities also included a $290.0 million increase in loans receivable and $147.1 million of proceeds from the sale of loans. During the period, financing activities included $46.1 million in borrowing repayments, net of borrowing proceeds, a $55.8 million increase in certificates of deposit, a $24.9 million increase in deposits, $7.9 million in common stock repurchases and a total of $6.6 million paid in cash dividends to shareholders.

MARKET RISK

    PNWB's results of operations are largely dependent upon its ability to manage interest rate risk. Management considers interest rate risk to be a significant market risk that could have a material effect on PNWB's financial condition and results of operations.

    PNWB is sensitive to the potential change in interest rates and the resulting impact on net interest income. It has been an objective of management to reduce this sensitivity through the use of adjustable rate loans and short-term commercial and consumer loans. This enables PNWB to better match the duration of its deposit base with these types of assets.

    In addition to adjustable rate loans, PNWB uses a number of additional strategies to minimize the impact on net income during significant changes in interest rates. The strategies utilized by PNWB include sales of long-term, fixed-rate mortgage loans, emphasis on growth in non-interest-bearing deposits and adjustable rate commercial lending.

    During the nine months ended September 30, 2000, overall interest rates increased. In periods of rising interest rates, PNWB's net interest income and net interest margin may decrease as a greater amount of interest-bearing liabilities are subject to more rapid repricing than interest-earning assets.

    Management uses simulation analysis to measure PNWB's interest sensitivity position. This simulation analysis is used to evaluate the effects of potential interest rate movements on net interest income. The simulation analysis model is dynamic in nature, and incorporates management's current balance sheet strategy. Management develops assumptions regarding interest rate spreads, projected balances, expected maturities, cash flows and prepayment assumptions under different interest rate scenarios.

    Forward Looking Statements—In this quarterly report on Form 10-Q, PNWB has included certain "forward- looking statements" concerning its future operations. It is PNWB's desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing PNWB of the protections of such safe harbor with respect to all forward-looking statements contained in this quarterly report on Form 10-Q. Sentences containing words such as "may," "will," "expect," "anticipate," "believe," "estimate," "should," "projected," or similar words may constitute forward-looking statements. Although PNWB believes that the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business and operations, it is possible that actual results may differ materially from these expectations. PNWB has used these statements to describe expectations and estimates in various areas, including, but not limited to: changes in the economy of the markets in which it operates; interest rate movements; future acquisition and growth strategies; data conversions for acquired institutions; the impact of competitive products, services and pricing; and legislative, regulatory and accounting changes affecting the banking and financial services industry. Actual results could vary materially from the future results covered in forward-looking statements. Factors such as interest rate trends and loan delinquency rates, as well as the general state of the economy in Washington state and the United States as a whole, could also cause actual results to vary materially from the future results anticipated in such forward-looking statements. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

    PNWB faces ordinary routine litigation arising in the normal course of business. In the opinion of management, liabilities (if any) arising from such claims will not have a material effect upon the business, results of operations or financial condition of PNWB.

Items 2,3,4 and 5 are not applicable and have been omitted.

Item 6.  Exhibits and Reports on Form 8-K

  (a)  The following exhibits are filed as part of this Quarterly Report on Form 10-Q

(3.1)	Articles of Amendment of InterWest Bancorp, Inc.
(3.2)	First Amendment to Restated Bylaws of InterWest Bancorp, Inc.
(10.1)	Pacific Northwest Bancorp Make Whole Benefit Plan
(27)	Financial Data Schedule

  (b)  Reports on Form 8-K

  The company filed a Form 8-K dated July 1, 2000 announcing the merger of its banking affiliates, InterWest Bank, Pacific Northwest Bank and The Bank of Tukwila. In conjunction with this merger, the subsidiary bank converted its charter from a Washington state savings bank to a Washington state commercial bank.

  The company filed a Form 8-K dated August 17, 2000 announcing the change of the company's name of InterWest Bancorp, Inc. to Pacific Northwest Bancorp and InterWest Bank to Pacific Northwest Bank. The address of these companies was also changed, and the NASDAQ ticker symbol of the issuer was changed from IWBK to PNWB. These changes were effective September 1, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC NORTHWEST BANCORP
By:	/s/ Patrick M. Fahey Patrick M. Fahey, President and Chief Executive Officer
/s/ Bette J. Floray Bette J. Floray Executive Vice President and Chief Financial Officer

Dated: November 10 , 2000

QuickLinks

INDEX
  Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Items 2,3,4 and 5 are not applicable and have been omitted.
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES