Form 10-K
period 2000-12-31
PACIFIC NORTHWEST BANCORP
filed 2001-03-28
CIK 949504

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-26632

Pacific Northwest Bancorp
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1691216 (I.R.S. Employer Identification No.)
1111 Third Avenue, Suite 250, Seattle, Washington (Address of principal executive offices)	98101 (Zip Code)
Registrant's telephone number, including area code	(206) 624-9761
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value per share
(Title of Class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

   The aggregate market value of the common stock held by non-affiliates of the Registrant was $251,995,895 based upon the closing price of the Registrant's common stock as quoted on the Nasdaq National Market on February 28, 2001 of $16.1875.

   As of February 28, 2001, there were issued and outstanding 15,567,314 shares of the Registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.
Management Discussion and Analysis and Consolidated Financial Statements included in the 2000 Financial Information distributed to shareholders with the 2000 Annual Report (Part II).

2.
Management Discussion and Analysis included in the December 31, 1999 Quarterly Report on Form 10-Q (Part II).

3.
Proxy Statement for the 2001 Annual Meeting of Shareholders ("Proxy Statement"). (Part III).

PART I

Item 1. Business

General

    Pacific Northwest Bancorp (Bancorp) is a bank holding company incorporated in the State of Washington in 1994. The consolidated entity includes Bancorp and its wholly owned subsidiaries and is collectively referred to as PNWB. As of December 31, 2000, Bancorp's wholly owned subsidiaries were Pacific Northwest Bank and InterWest Capital Trust I. As of December 31, 2000, PNWB had consolidated total assets of $2.9 billion, total loans receivable of $1.8 billion, total deposits of $1.7 billion and shareholders' equity of $178.7 million.

    On June 20, 2000 the Board of Directors approved a change of PNWB's fiscal year end from September 30 to December 31, retroactively to January 1, 2000.

    In July 2000, PNWB converted its subsidiary bank charter from a state savings bank to a state commercial bank. This is an indication of a redefined focus to concentrate more on commercial banking. The company continued to focus on changing the balance sheet structure to reduce interest rate risk by increasing both commercial loans and retail deposits.

    Effective September 1, 2000, InterWest Bancorp, Inc. changed its name to Pacific Northwest Bancorp and the company's commercial bank subsidiary, InterWest Bank, changed its name to Pacific Northwest Bank. In conjunction with the name changes, PNWB moved its corporate headquarters to Seattle.

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

    PNWB is a financial services company that provides a variety of products and services for both business and individual customers. Financial services of PNWB include the banking activities of accepting deposits from businesses and individuals and originating commercial and commercial real estate loans, residential loans, consumer loans, and agricultural loans. PNWB will continue to emphasize changing the composition of the loan portfolio and the deposit base as part of the migration to a commercial bank. These changes are intended to have a positive impact on net interest income and service fee revenue while continuing to meet the needs of PNWB's customers.

    Bancorp completed the acquisition of six commercial banking institutions since 1996. The acquisition of Central Bancorporation on August 31, 1996 was the first of these acquisitions. Central's commercial banking subsidiaries, Central Washington Bank and North Central Washington Bank, operated ten financial centers in central Washington. At the acquisition date, Central had total consolidated assets of $206.1 million, including total loans receivable of $132.2 million, total deposits of $181.9 million and shareholders' equity of $17.1 million.

    On January 15, 1998, Bancorp acquired Puget Sound Bancorp, Inc. (Puget), of Port Orchard, Washington. Puget's commercial banking subsidiary, First National Bank of Port Orchard, operated three financial centers in western Washington. At the acquisition date, Puget had total consolidated assets of $53.1 million, including total loans receivable of $38.7 million, total deposits of $45.6 million, and shareholders' equity of $5.9 million. On October 15, 1998, First National Bank of Port Orchard was merged into Pacific Northwest Bank.

    On June 15, 1998, Bancorp acquired Pacific Northwest Bank (Pacific), of Seattle, Washington. At the acquisition date, Pacific operated four financial centers in the metropolitan Seattle area of western Washington and had total assets of $200.2 million, including total loans receivable of $150.1 million, total deposits of $170.2 million, and shareholders' equity of $16.8 million. Effective July 1, 2000, Pacific Northwest Bank was merged into InterWest Bank. Effective September 1, 2000, InterWest Bank's name was changed to Pacific Northwest Bank.

    On June 16, 1998, Bancorp acquired Pioneer Bancorp, Inc. (Pioneer), of Yakima, Washington. Pioneer's commercial banking subsidiary, Pioneer National Bank operated five financial centers in central Washington. At the acquisition date, Pioneer had total consolidated assets of $108.4 million, including total loans receivable of $63.4 million, total deposits of $87.2 million, and shareholders' equity of $9.3 million. On January 22, 1999, Pioneer National Bank was merged into Pacific Northwest Bank.

    On August 31, 1998, Bancorp acquired Kittitas Valley Bancorp, Inc. (Kittitas), of Ellensburg, Washington. Kittitas' commercial banking subsidiary, Kittitas Valley Bank N.A. operated three financial centers in central Washington. This acquisition was accounted for using the purchase method. At the acquisition date, Kittitas had total consolidated assets of $47.4 million, total loans receivable of $27.9 million, total deposits of $39.2 million and shareholders' equity of $4.3 million. On January 3, 2000, Kittitas Valley Bank, N.A. was merged into Pacific Northwest Bank.

    On October 1, 1999, Bancorp completed the acquisition of NBT Northwest Bancorp (NBT) of Tukwila, Washington. NBT's commercial banking subsidiary, The Bank of Tukwila, operated one financial center in south King County. At the acquisition date, NBT had total consolidated assets of $53.0 million, total loans receivable of $37.8 million, total deposits of $48.0 million and shareholders' equity of $4.9 million. This acquisition was accounted for using the purchase method and as such the accounts and operations of NBT and National Bank of Tukwila have been included in consolidated financial statements subsequent to October 1, 1999. Effective July 1, 2000, The Bank of Tukwila was merged into Pacific Northwest Bank.

    The following table summarizes pertinent information related to the completed acquisitions:

Acquisition Date	Institution	Total Assets At Acquisition Date (dollars in thousands)	Common Shares Issued		Accounting Method
August 31, 1996	Central Bancorporation	$206,093	2,147,391		Pooling-of-interests
January 15, 1998	Puget Sound Bancorp, Inc.	53,109	586,420		Pooling-of-interests
June 15, 1998	Pacific Northwest Bank	200,219	2,346,081		Pooling-of-interests
June 16, 1998	Pioneer Bancorp, Inc.	108,399	692,846		Pooling-of-interests
August 31, 1998	Kittitas Valley Bancorp, Inc.	47,441	229,831	(1)	Purchase
October 1, 1999	NBT Northwest Bancorp	53,018	677,107		Purchase

(1)
Additionally, $6.4 million in cash was paid to Kittitas shareholders.

Business Segment Information

    Between the period August 31, 1996, and October 1999, PNWB acquired six commercial banking institutions. Subsequent to the acquisitions of Pacific Northwest Bank, First National Bank of Port Orchard, Pioneer Bank and Kittitas Valley Bank in 1998, the company was managed at the subsidiary bank level. Each subsidiary bank had a board of directors and an executive management team that was responsible for the operation and performance of the respective subsidiary bank.

    During the year ended December 31, 2000, PNWB consolidated its executive management functions and implemented a new organizational structure while consolidating the subsidiary banks into a single commercial bank using a single operating system. Effective July 1, 2000, Pacific Northwest Bank and The Bank of Tukwila were merged into InterWest Bank. Effective September 1, 2000 InterWest Bank changed its name to Pacific Northwest Bank. As a result of these organizational changes, the financial information that is used by the chief operating decision maker in allocating resources and assessing performance is only provided for one reportable segment as of December 31, 2000. Prior periods have been restated to reflect the change in segment reporting.

Market Area

    Presently, PNWB conducts its business through 55 full-service branch offices in western and central Washington state. These offices are located in towns, small cities, suburbs and metropolitan markets. Investment products are available through Pacific Northwest Financial Services, Inc. and insurance products are available through Pacific Northwest Insurance Agency, Inc., wholly owned subsidiaries of Pacific Northwest Bank.

    The area PNWB serves includes the Interstate 5 corridor from the Canadian border south to Centralia and the Olympic Peninsula. This market has benefited from growth in home construction resulting from rapid population increases and a growing high-tech and service economy. PNWB's other primary market area is central Washington, including Wenatchee, Ellensburg and Yakima, which is characterized by an agricultural base and less rapid population growth.

    PNWB does business in several different non-metropolitan communities, some of which are economically linked because of geographic proximity or significantly impacted by a small number of significant employers, while other areas may be influenced by different economic variables. For example, PNWB's markets in Wenatchee and Ellensburg, and to some extent Yakima, are part of the central Washington economy. Economic activity in central Washington is not closely linked to western Washington. The areas served have diverse, and to some extent independent, economic characteristics, strengths and weaknesses, although all of these depend to various degrees on agriculture, small business, and construction and, in some cases, a small number of significant employers.

Growth Strategy

    In 1995, PNWB implemented a strategy to increase its emphasis on commercial banking and become a statewide institution. The acquisition of Central in August of 1996 was an important first step in the implementation of this strategy. Bancorp completed the acquisition of six commercial banks and added commercial banking assets of approximately $668 million, measured as of each acquisition date. Additionally, PNWB has opened several de novo branches in western Washington. PNWB believes that its growth strategy will allow it to achieve greater diversification of its markets and products, enhance shareholder value by more effectively leveraging equity capital, and more effectively position itself to take advantage of acquisition opportunities in the rapidly changing financial services industry.

    This growth strategy will have to come primarily from expansion into new markets. In recognition of these factors, this growth strategy emphasizes: increasing commercial lending; acquiring commercial banks; de novo branching; providing non-deposit investment products; and improving technology to enhance services and realizing operating efficiencies.

    A source of future growth may be through acquisitions. Bancorp management believes that many other financial institutions are considering selling their institutions for a variety of reasons, including lack of shareholder liquidity, management succession issues, technology challenges, increasing competition and potential changes with respect to the method of accounting used for mergers and acquisitions. Bancorp actively reviews proposals for various acquisition opportunities. Bancorp has a due diligence review process to evaluate potential acquisitions and has established parameters for potential acquisitions relating to market factors, financial performance and certain nonfinancial factors. The objective of acquisitions will be to increase the opportunity for quality earning asset growth, deposit generation and fee-based income opportunities; diversify the earning assets portfolio and core deposit base through expansion into new geographic markets; maintain a well capitalized position after the acquisition; improve the potential profits from the combined operations through economies of scale; and enhance shareholder value measured through increasing return on equity and/or increasing earnings per share. Successful completion of acquisitions by Bancorp depends on several factors such as the availability of suitable acquisition candidates, necessary regulatory and shareholder approval and compliance with applicable capital requirements.

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

    Managing growth through acquisitions is a challenging process that includes integration and training of personnel, developing common products and pricing, combining office and operations policies and procedures, data processing conversion and various other matters. PNWB has grown, and intends to continue to grow, through acquisitions of banks and other financial institutions. After these acquisitions, PNWB may experience adverse changes in results of operations of acquired entities, unforseen liabilities, asset quality problems of acquired entities, loss of key personnel, loss of customers because of change in identity, difficulties in integrating data processing and operational procedures and deterioration in local economic conditions. PNWB believes it has taken steps to address the issues resulting from acquisitions in recent years and developed a plan to fully integrate all banks acquired.

Key Operating Ratios

    The section five-year selected consolidated financial data contained in "Management Discussion and Analysis" in the 2000 Financial Information, which is listed as an exhibit under Item 14, is incorporated herein by reference.

Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential

    The section "Net Interest Income" contained in "Management Discussion and Analysis" in the 2000 Financial Information, which is listed as an exhibit under Item 14, is incorporated herein by reference.

Investment Activities

    The section "Securities and Other Interest-Earning Assets" contained in "Management Discussion and Analysis" in the 2000 Financial Information, which is listed as an exhibit under Item 14, is incorporated herein by reference.

    The following table presents the name of the issuer and the aggregate amortized cost and aggregate estimated fair value of securities of each issuer for those securities in PNWB's portfolio for which the aggregate amortized cost exceeds 10 percent of PNWB's shareholders' equity as of December 31, 2000.

Dollars in thousands	Estimated Amortized Cost	Fair Value
Countrywide Home Loans	$21,260	$20,778
GE Capital Mortgage Services, Inc.	37,748	37,064
PNC Mortgage Securities Corporation	42,852	42,075
Residential Funding Mortgage Security I	62,940	61,367
Residential Asset Securitization Trust	80,559	78,749

Lending Activities

    The section "Loans Receivable and Loans Held for Sale" contained in "Management Discussion and Analysis" in the 2000 Financial Information, which is listed as an exhibit under Item 14, is incorporated herein by reference.

Allowance for Losses on Loans

    The section "Allowance for Losses on Loans" contained in "Management Discussion and Analysis" in the 2000 Financial Information, which is listed as an exhibit under Item 14, is incorporated herein by reference.

Non-performing Assets

    The section "Non-performing Assets" contained in "Management Discussion and Analysis" in the 2000 Financial Information, which is listed as an exhibit under Item 14, is incorporated herein by reference.

Deposits

    The section "Deposits" contained in "Management Discussion and Analysis" in the 2000 Financial Information, which is listed as an exhibit under Item 14, is incorporated herein by reference.

Borrowings

    The sections "FHLB Advances and Securities Sold Under Agreements to Repurchase" and "Guaranteed Preferred Beneficial Interests in Subordinated Debt" contained in "Management Discussion and Analysis" in the 2000 Financial Information, which is listed as an exhibit under Item 14, is incorporated herein by reference.

Personnel

    As of December 31, 2000, Bancorp, including its subsidiaries, had 845 full-time equivalent employees. PNWB believes that employees play a vital role in the success of a service company such as

PNWB and that PNWB's relationship with its employees is good. The employees are not represented by a collective bargaining unit.

Competition

    The banking industry is highly competitive. Pacific Northwest Bank faces strong competition in attracting deposits and in originating loans. The most direct competition for deposits has historically come from other commercial banks, savings institutions and credit unions located in the primary market area. As with all banking organizations, PNWB also has competition from nonbanking sources, including mutual funds, corporate and governmental debt securities and other investment alternatives. PNWB expects increasing competition from other financial institutions and nonbanking sources in the future. Many of PNWB's competitors have more significant financial resources, larger market share and greater name recognition than PNWB. The existence of such competitors may make it difficult for PNWB to achieve its financial goals.

    Competition has further increased as a result of Washington banking laws that permit statewide branching of Washington-domiciled financial institutions and out-of-state holding companies acquiring Washington-based financial institutions.

    PNWB's competition for loans comes principally from other commercial banks, savings institutions, credit unions and mortgage banking companies. PNWB competes for loans principally through the efficiency and quality of the services it provides borrowers, real estate brokers and home builders and the interest rates and loan fees it charges.

    PNWB competes for deposits by offering depositors a wide variety of checking accounts, savings accounts, certificates and other services. PNWB's ability to attract and retain deposits depends on its ability to provide deposit products that satisfy the requirements of customers as to interest rates, liquidity, transaction fees, risk of loss of deposit, convenience and other factors. Deposit relationships are actively solicited through a sales and service system.

    Changes in technology, mostly from the growing use of computers and computer-based technology, pose competitive challenges to PNWB. Large banking institutions typically offer on-line banking and other banking products and services over the Internet, including deposit services and mortgage loans, and have the ability to devote significant resources to developing and maintaining such technology-based services. Some new banking competitors offer all of their services on-line. Customers who bank by computer or by telephone need never set foot in a bank branch. PNWB's high service philosophy emphasizes face-to-face contact with tellers, loan officers and other employees. PNWB believes a personal approach to banking is a source of strength, one that will remain popular in the communities that are its natural marketplace. However, customer preferences may change, and the rapid growth of on-line banking could, at some point, render PNWB's personal, branch-based approach obsolete. PNWB has partially offset this risk by offering on-line banking services to its customers, and by continuing to provide 24-hour banking services. There can be no assurance that these efforts will be successful in preventing the loss of customers to competitors.

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

    Bancorp is a bank holding company. Its wholly owned subsidiaries are Pacific Northwest Bank and InterWest Capital Trust I. The Bank Holding Company Act of 1956, as amended ("BHCA") subjects Bancorp and its subsidiaries to supervision and examination by the Federal Reserve Bank ("FRB"), and Bancorp files annual reports of operations with the FRB.

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

Transactions with Affiliates

    Bancorp and its subsidiaries are deemed affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Accordingly, Bancorp and its subsidiaries must comply with Sections 23A and 23B of the Federal Reserve Act. Generally, Sections 23A and 23B (1) limit the extent to which a financial institution or its subsidiaries may engage in "covered transactions" with an affiliate, as defined, to an amount equal to 10% of such institution's capital and surplus and an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital and surplus, and (2) require all transactions with an affiliate, whether or not "covered transactions," to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

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

Tie-In Arrangements

    Bancorp and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither Bancorp nor its subsidiaries may condition an extension of credit on either a requirement that the customer obtain additional services provided by it or an agreement by the customer to refrain from obtaining other services from a competitor.

State Law Restrictions

    As a Washington corporation, Bancorp may be subject to certain limitations and restrictions as provided under applicable Washington corporate laws.

Securities Registration and Reporting

    Bancorp common stock is registered as a class with the SEC under the Securities Exchange Act of 1934 and thus Bancorp is subject to the periodic reporting and proxy solicitation requirements and the insider-trading restrictions of that Act. The periodic reports, proxy statements, and other information filed by Bancorp under that Act can be inspected and copied at or obtained from the Washington, D.C. office of the SEC. In addition, the securities issued by Bancorp are subject to the registration requirements of the Securities Act of 1933 and applicable state securities laws unless exemptions are available.

Pacific Northwest Bank

General

    Applicable federal and state statutes and regulations governing a bank's operations relate, among other matters, to capital requirements, required reserves against deposits, investments, loans, legal lending limits, certain interest rates payable, mergers and consolidations, borrowings, issuance of securities, payment of dividends, establishment of branches, and dealings with affiliated persons. The Federal Deposit Insurance Corporation ("FDIC") has authority to prohibit banks under their supervision from engaging in what they consider to be unsafe or unsound practices in conducting their business.

    Pacific Northwest Bank is a state-charted commercial bank subject to extensive regulation and supervision by both the Washington Department of Financial Institutions and the FDIC. The federal laws that apply to Pacific Northwest Bank regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for loans. The laws and regulations governing Pacific Northwest Bank generally have been promulgated to protect depositors and not to protect shareholders of such institutions or their holding companies.

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

    Insider Credit Transactions.  Pacific Northwest Bank is also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders, or any related interests of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with persons not covered above and who are not employees; and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. Pacific Northwest Bank is also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the affected bank or any officer, director, employee, agent, or other person participating in the conduct of the affairs of Pacific Northwest Bank, the imposition of a cease and desist order, and other regulatory sanctions.

    FDICIA.  Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"), each federal banking agency has prescribed, by regulation, noncapital safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems, and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution that fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. Management of Bancorp believes that Pacific Northwest Bank meets all such standards, and therefore, does not believe that these regulatory standards materially affect Bancorp's business operations currently.

Loans to One Borrower

    Pacific Northwest Bank is subject to limitations on the aggregate amount of loans that it can make to any one borrower, including related entities. Applicable regulations generally limit loans to one borrower to 20 percent of unimpaired capital and surplus.

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

Deposit Insurance

    The deposits of Pacific Northwest Bank are currently insured to a maximum of $100,000 per depositor through the Savings Association Insurance Fund (the "SAIF") administered by the FDIC. All insured banks are required to pay semi-annual deposit insurance premium assessments to the FDIC.

    The FDICIA included provisions to reform the Federal Deposit Insurance System, including the implementation of risk-based deposit insurance premiums. The FDICIA also permits the FDIC to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources, or for any other purpose the FDIC deems necessary. The FDIC has implemented a risk-based insurance premium system under which banks are assessed insurance premiums based on how much risk they present to the SAIF. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern.

Dividends

    The principal source of Bancorp's revenue is dividends received from Pacific Northwest Bank. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends that would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Other than the laws and regulations noted above, which apply to all banks and bank holding companies, neither Bancorp nor Pacific Northwest Bank is currently subject to any regulatory restrictions on its dividends.

Capital Adequacy

    Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. If capital falls below minimum guideline levels, the holding company or bank may be denied approval to acquire or establish additional banks or nonbank businesses or to open new facilities.

    The FDIC and Federal Reserve use risk-based capital guidelines for banks and bank holding companies. These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the Federal Reserve has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8 percent, of which at least 4 percent must be Tier I capital. Tier I capital for bank holding companies includes common shareholders' equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles except as described above.

    The Federal Reserve also employs a leverage ratio, which is Tier I capital as a percentage of total assets less intangibles, to be used as a supplement to risk-based guidelines. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The Federal Reserve requires a minimum leverage ratio of 3 percent. However, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, the Federal Reserve expects an additional cushion of at least 1 percent to 2 percent.

    FDICIA created a statutory framework of supervisory actions indexed to the capital level of the individual institution. Under regulations adopted by the FDIC, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. Institutions which are deemed to be "undercapitalized" depending on the category to which they are assigned are subject to certain mandatory supervisory corrective actions. Bancorp does not believe that these regulations have any material effect on its operations currently.

    Reference is made to Note 20 of the Notes to the Consolidated Financial Statements in the 2000 Financial Information, which is listed as an exhibit under Item 14, for additional information concerning regulatory capital.

Effects of Government Monetary Policy

    The earnings and growth of Bancorp and its subsidiaries are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve can and does implement national monetary policy for such purposes as curbing inflation and combating recession, but its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits, influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies and their impact on Bancorp and its subsidiaries cannot be predicted with certainty.

Changes in Banking Laws and Regulations

    On November 12, 1999, the President of the United States signed into law the Financial Services Modernization Act of 1999. Generally, the legislation (i) repeals the historical restrictions on preventing banks from affiliating with securities firms, (ii) provides a uniform framework for the activities of banks, savings institutions and their holding companies, (iii) broadens the activities that may be conducted by national banks and banking subsidiaries of bank holding companies, (iv) provides an enhanced framework for protecting the privacy of consumers' information and (v) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

    The Financial Services Modernization Act of 1999 permits bank holding companies to engage in a wider variety of financial activities than permitted under previous law, particularly with respect to insurance and securities activities. In addition, in a change from previous law, bank holding companies are in a position to be owned, controlled or acquired by any company engaged in financially related activities, so long as such company meets certain regulatory requirements.

    This legislation has not materially affected the operations of Bancorp or its subsidiaries. However, to the extent the legislation permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than PNWB currently offers and that can aggressively compete in the markets currently served by PNWB.

TAXATION

Federal Taxation

    General.  Bancorp and its subsidiaries report their income on a fiscal year basis using the accrual method of accounting. Except for interest expense rules pertaining to certain tax exempt income applicable to banks and the recently repealed bad debt reserve deduction, PNWB is subject to federal income tax, under existing provisions of the Internal Revenue Code of 1986, as amended, in generally the same manner as other corporations. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to PNWB. PNWB has not been audited by the IRS during the past five years. Reference is made to Note 18 of the Notes to Consolidated Financial Statements in the 2000 Financial Information, which is listed as an exhibit under Item 14, for additional information concerning income taxes.

    Tax Bad Debt Reserve Recapture.  For taxable years beginning prior to January 1, 1996, qualified thrift institutions such as the former InterWest Bank (renamed Pacific Northwest Bank in 2000) were permitted to establish a reserve for bad debts based on actual loss experience or based on a percentage equal to 8 percent of the bank's taxable income, computed with certain adjustments. Each year, InterWest Bank selected the most favorable method for calculating the tax deduction attributable to the tax bad debt reserve. The Small Business Job Protection Act of 1996 requires that InterWest Bank recapture for federal income tax purposes the portion of the balance of tax bad debt reserves that exceeds the year end 1987 balance, with certain adjustments. As a result of this legislation, the recaptured amounts are to be taken into taxable income ratably over a six-year period beginning in fiscal year 1999. This legislation also requires banks to calculate the tax bad debt deduction based on actual current losses beginning in fiscal year 1997.

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

Forward-looking Statements

    In this Annual Report on Form 10-K, Bancorp has included certain "forward-looking statements" concerning its future operations. It is Bancorp's desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing Bancorp of the protections of such safe harbor with respect to all forward looking statements contained in this Annual Report on Form 10-K. Sentences containing words such as "may," "will," "expect," "anticipate," "believe," "estimate," "should," "projected," or similar words may constitute forward-looking statements. Although Bancorp believes that the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business and operations, it is possible that actual results may differ materially from these expectations. Bancorp has used these statements to describe expectations and estimates in various areas, including, but not limited to changes in the economy of the markets in which it operates; interest rate movements; future acquisition and growth strategies; data conversions for acquired institutions; the impact of competitive products, services and pricing; and legislative, regulatory and accounting changes affecting the banking and financial services industry. Actual results could vary materially from the future results covered in forward-looking statements. Factors such as interest rate trends and loan delinquency rates, as well as the general state of the economy in Washington state and the United

States as a whole, could also cause actual results to vary materially from the future results anticipated in such forward-looking statements. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements.

Item 2. Properties

    The main office of Pacific Northwest Bancorp and Pacific Northwest Bank, is a leased facility located in Seattle, Washington. Pacific Northwest Bank also has a significant administrative facility located in Oak Harbor, Washington that is owned by Pacific Northwest Bank. Pacific Northwest Bank operated a total of 55 branch offices as of December 31, 2000, of which 43 are owned by Pacific Northwest Bank and 12 are leased from third parties. See Note 8 in the Notes to Consolidated Financial Statements in the 2000 Financial Information, which is listed under Item 14, for further information with respect to Properties.

Item 3. Legal Proceedings

    PNWB is not engaged in any legal proceedings of a material nature at the present time. Periodically, there are various claims and lawsuits involving Bancorp and its subsidiaries, principally as defendants, such as claims to enforce liens, condemnation proceedings on properties in which PNWB holds security interests, claims involving the making and servicing of real property loans and other issues incident to PNWB's business. In the opinion of management and PNWB's legal counsel, no significant loss is expected from any of such pending claims or lawsuits.

Item 4. Submission of Matters to a Vote of Security-Holders

    None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

    Bancorp's common stock trades on The Nasdaq Stock Market under the symbol "PNWB." As of December 31, 2000, there were 15,494,357 shares of common stock outstanding held by approximately 6,200 shareholders.

    Set forth in the following table are the high and low sales prices as reported on The Nasdaq Stock Market and the dividends declared on common stock for each quarter.

	Sales Price
			Dividends Declared
	High	Low
2000
First Quarter	$19.38	$13.50	$0.14
Second Quarter	17.00	12.25	0.14
Third Quarter	14.38	12.02	0.14
Fourth Quarter	14.00	10.00	0.14
1999
First Quarter	$24.50	$21.06	$0.14
Second Quarter	25.13	20.06	0.14
Third Quarter	25.00	20.13	0.14
Fourth Quarter	21.25	16.94	0.14

Item 6. Selected Financial Data

    The section five-year selected consolidated financial data contained in "Management Discussion and Analysis" in the 2000 Financial Information, which is listed under Item 14, is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Management Discussion and Analysis included in the December 31, 1999 Quarterly Report on Form 10-Q is incorporated herein by reference.

    Management Discussion and Analysis for the year ended December 31, 2000 is incorporated herein by reference to the section caption "Management Discussion and Analysis" in the 2000 Financial Information, which is listed under Item 14 herein.

Item 7a. Quantitative and Qualitative Disclosure about Market Risk

    The information required by this item is incorporated herein by reference to the section "Market Risk" in "Management Discussion and Analysis" in the 2000 Financial Information, which is listed under Item 14 herein.

Item 8. Financial Statements and Supplementary Data

    The Consolidated Financial Statements contained in the 2000 Financial Information, which is listed under Item 14, is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

PART III

Item 10. Directors and Executive Officers of the Registrant

    The information contained under the sections captioned "Proposal 1 Election of Directors", and "Compliance with Section 16(a) of the Exchange Act" in Bancorp's Proxy Statement for the 2001 Annual Meeting of Shareholders ("Proxy Statement") are incorporated herein by reference.

    The following sets forth the age, position, and the business experience during the past five years of those executive officers of Pacific Northwest Bancorp who are not also directors of Pacific Northwest Bancorp.

    Bette J. Floray (49) is Executive Vice President and Chief Financial Officer of Pacific Northwest Bank and Pacific Northwest Bancorp, positions Ms. Floray has held since July 2000. Ms. Floray served as a consultant from 1998 through June 2000 including consulting services to Pacific Northwest Bancorp during the period September 1999 through June 2000. From 1994 to 1998 Ms. Floray was Executive Vice President and Chief Financial Officer of Community Bank of Pasadena, California.

    Kim S. Brace (55) is Executive Vice President of Pacific Northwest Bancorp and is Executive Vice President and Chief Administrative Officer of Pacific Northwest Bank. Ms. Brace has held these positions since April 2000. Prior to this time, Ms. Brace was an executive officer of the former Pacific Northwest Bank since its formation in 1988.

    Kenneth G. Hulett (54) is Executive Vice President of Pacific Northwest Bancorp and is Executive Vice President and Real Estate Group Manager of Pacific Northwest Bank. Mr. Hulett has served as an Executive Vice President of Pacific Northwest Bank (formerly InterWest Bank) since 1988.

    Charles A. Foisie (52) is Executive Vice President of Pacific Northwest Bancorp and is Executive Vice President and Banking Group Manager of Pacific Northwest Bank. Mr. Foisie has held these positions since January 2000. Mr. Foisie served as a Senior Vice President of Pacific Northwest Bank (formerly InterWest Bank) since 1997. Prior to this time, Mr. Foisie was employed by Key Bank of Washington from 1983 to 1997, servicing as a Vice President from 1990 to 1992 and Senior Vice President from 1992 to 1997.

    David H. Straus (54) is Executive Vice President of Pacific Northwest Bancorp and is Executive Vice President and Chief Credit Officer of Pacific Northwest Bank. Mr. Straus has held these positions since April 2000. Prior to this time, Mr. Straus was an executive officer of the former Pacific Northwest Bank since its formation in 1988.

Item 11. Executive Compensation

    The information contained under the section captioned—"Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  (a)
  Security Ownership of Certain Beneficial Owners

    Information required by this item is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

  (b)
  Security Ownership of Management

    Information required by this item is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

  (c)
  Changes in Control

    Bancorp is not aware of any arrangements, including any pledge by any person of securities of Bancorp, the operation of which may at a subsequent date result in a change in control of Bancorp.

Item 13. Certain Relationships and Related Transactions

    The information contained under the section captioned "Certain Transactions with Management" in the Proxy Statement is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	(1)	Consolidated Financial Statements
Independent Auditors' Report
	(a)	Consolidated Statements of Financial Condition as of December 31, 2000 and 1999
	(b)	Consolidated Statements of Income For the Year Ended December 31, 2000, the Three Month Period Ended December 31, 1999 and the Years Ended September 30, 1999 and 1998
	(c)	Consolidated Statements of Shareholders' Equity For the Year Ended December 31, 2000, the Three Month Period Ended December 31, 1999 and the Years Ended September 30, 1999 and 1998
	(d)	Consolidated Statements of Cash Flows For the Year Ended December 31, 2000, the Three Month Period Ended December 31, 1999 and the Years Ended September 30, 1998 and 1998
	(e)	Notes to Consolidated Financial Statements
Notes to Consolidated Financial Statements
	(2)	All required financial statement schedules are included in the Notes to Consolidated Financial Statements.
Consolidated Financial Statements and Notes to Consolidated Financial Statements are included in Exhibit 13 herein.
(b)	Reports on Form 8-K
None.
(c)	Exhibits
	(3.1)	Articles of Incorporation of Pacific Northwest Bancorp
	(3.2)	Bylaws of Pacific Northwest Bancorp
	(10.1)	Employment Agreement entered into between Pacific Northwest Bancorp and Stephen M. Walden (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)
	(10.2)	Severance and Change in Control Agreement between Pacific Northwest Bancorp and Patrick M. Fahey
	(10.3)	Employment Agreement entered into between Pacific Northwest Bancorp and Kim S. Brace
	(10.4)	Form of Severance Pay Agreement entered into between Pacific Northwest Bank and its executive officers (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)

(10.5)	Pacific Northwest Bancorp Make Whole Benefit Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000)
(10.6)	Pacific Northwest Bancorp Deferred Compensation Plan
(10.7)	Form of Change in Control Agreement entered into between Pacific Northwest Bank and its executive officers (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)
(10.6)	Pacific Northwest Bancorp Amended and Restated 1993 Incentive Stock Option Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1998)
(10.7)	Central Bancorporation 1992 Employee Stock Option Plan (incorporated by reference to Exhibit 99.2 to the Registrant's Registration Statement on Forms S-8 (File No. 333-13191))
(10.8)	1996 Outside Directors Stock Options-for-Fees Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-24525))
(10.9)	First National Bank of Port Orchard 1990 Employee and Director Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-50685))
(10.10)	Pacific Northwest Bank 1988 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-57679))
(10.11)	Pioneer Bancorp, Inc. Amended and Restated Incentive Stock Option Plan (incorporated by reference to Exhibit 99.2 to the Registrant's Registration Statement on Form S-8 (File No. 333-57679))
(10.12)	Kittitas Valley Bancorp 1996 Director Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-65839))
(10.13)	Kittitas Valley Bancorp Employee Stock Option Plan (incorporated by reference to Exhibits 99.2 and 99.3 to the Registrant's Registration Statement on Form S-8 (File No. 333-65839))
(10.14)	Data Services Contract (P) (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)
(13)	Management Discussion and Analysis and Consolidated Financial Statements included in the 2000 Financial Information distributed to shareholders with the 2000 Annual Report
(21)	Subsidiaries of the Registrant
(23.1)	Consent of Independent Auditors

SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Pacific Northwest Bancorp has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC NORTHWEST BANCORP
Date: March 20, 2001	By:	/s/ PATRICK M. FAHEY Patrick M. Fahey President and Chief Executive Officer (Principal Executive Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on this 20th day of March 2001.

Signatures	Titles

/s/ PATRICK M. FAHEY Patrick M. Fahey	Director, President and Chief Executive Officer
/s/ BETTE J. FLORAY Bette J. Floray	Executive Vice President (Principal Financial Officer)
/s/ ERIC JENSEN Eric Jensen	Chief Accounting Officer (Principal Accounting Officer)
/s/ STEPHEN M. WALDEN Stephen M. Walden	Chairman of the Board
/s/ BARNEY R. BEEKSMA Barney R. Beeksma	Director
/s/ GARY M. BOLYARD Gary M. Bolyard	Director
/s/ LARRY CARLSON Larry Carlson	Director

/s/ MICHAEL T. CRAWFORD Michael T. Crawford	Director
/s/ JEAN GORTON Jean Gorton	Director
/s/ C. STEPHEN LEWIS C. Stephen Lewis	Director
/s/ CLARK H. MOCK Clark H. Mock	Director
/s/ RUSSEL E. OLSON Russel E. Olson	Director
/s/ VERN SIMS Vern Sims	Director

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
  Item 1. Business
SUPERVISION AND REGULATION
TAXATION
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security-Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7a. Quantitative and Qualitative Disclosure about Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES