Form 10-Q
period 2001-03-31
PACIFIC NORTHWEST BANCORP
filed 2001-05-11
CIK 949504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended March 31, 2001

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period                 from to

Commission file number 0-26632

Pacific Northwest Bancorp
(Exact name of registrant as specified in its charter)

Chartered by the State of Washington	91-1691216
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 Third Avenue, Suite 250
Seattle, Washington
(Address of principal executive offices)

98101
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

YES ☒ NO ☐

As of April 30, 2001, 15,524,622 shares of common stock were outstanding with no par value.

          PACIFIC NORTHWEST BANCORP

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial StatementsConsolidated Statements of Financial Conditionas of March 31, 2001 and December 31, 2000

Consolidated Statements of Incomefor the three-month periods endedMarch 31, 2001 and 2000

Consolidated Statements of Shareholders’ Equityfor the three-month periods endedMarch 31, 2001 and 2000

Consolidated Statements of Cash Flows forthe three-month periods endedMarch 31, 2001 and 2000

Notes to Unaudited Consolidated Financial Statements

Item 2.	Management Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative DisclosuresAbout Market Risk

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

Dollars in thousands	March 31, 2001	December 31, 2000
Assets
Cash and due from banks
Non-interest-bearing	$69,545	$70,566
Interest-bearing	4,150	8,295
Federal funds sold and securities purchased under agreements to resell	38,150	7,467
Securities available for sale	836,065	840,489
Securities held to maturity	—	64,741
Loans receivable	1,796,649	1,776,108
Allowance for losses on loans	(18,303)	(17,561)
Net loans receivable	1,778,346	1,758,547

Loans held for sale	19,686	14,187
Interest receivable	17,678	19,762
Other real estate	10,441	9,909
Premises and equipment	59,388	58,466
Goodwill and other intangible assets	20,135	20,701
Other assets	6,352	9,740
Total assets	$2,859,936	$2,882,870
Liabilities
Deposits:
Non-interest-bearing	$253,918	$244,100
Interest-bearing	1,519,409	1,473,008
Total deposits	1,773,327	1,717,108

Federal Home Loan Bank (FHLB) advances	611,200	643,200
Securities sold under agreements to repurchase	212,462	274,920
Guaranteed preferred beneficial interests in subordinated debt	40,000	40,000
Other borrowings	12,493	1,753
Other liabilities	25,339	27,153
Total liabilities	2,674,821	2,704,134

Shareholders’ Equity
Common stock, no par value Authorized shares 30,000,000 Issued and outstanding: 15,524,122 and 15,494,357 shares	—	--
Paid-in-capital	26,466	26,291
Retained earnings	161,555	159,613
Accumulated other comprehensive loss	(1,566)	(5,500)
Debt related to employee stock ownership plan (ESOP)	(1,340)	(1,668)
Total shareholders' equity	185,115	178,736
Total liabilities and shareholders’ equity	$2,859,936	$2,882,870

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three-month periods ended March 31,
Dollars in thousands, except per share amounts	2001	2000
Interest Income
Loans receivable and loans held for sale	$39,735	$38,602
Securities available for sale	13,981	12,993
Securities held to maturity	—	1,075
Other	331	474
	54,047	53,144
Interest Expense
Deposits	17,890	14,210
FHLB advances and other borrowings	9,288	10,122
Securities sold under agreements to repurchase	4,278	4,276
Guaranteed preferred beneficial interests in subordinated debt	987	988
	32,443	29,596
Net interest income	21,604	23,548
Provision for losses on loans	1,400	550
Net interest income after provision for losses on loans	20,204	22,998

Non-interest Income
Service fees	3,053	2,752
Investment product fees and insurance commissions	575	835
Gain (loss) on sale of loans	453	(24)
Gain on sale of securities available for sale	698	6
Gain on sale of partnership	574	—
Other	552	917
	5,905	4,486
Non-interest Expense
Compensation and employee benefits	9,418	9,783
General and administrative	4,439	4,322
Occupancy and equipment	2,976	2,482
Data processing	1,826	1,214
Loss from real estate write-downs and operations	16	228
Conversion and integration	856	317
	19,531	18,346
Income before income tax expense	6,578	9,138

Income tax expense	2,457	3,257
Net income	$4,121	$5,881
Basic net income per share	$0.27	$0.38
Diluted net income per share	$0.26	$0.37
Dividends declared per share	$0.14	$0.14

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

Dollars in thousands, except share data	Common Stock, no par value Shares	Paid-in Capital	Retained Earnings	Accumulated Other Paid-in Comprehensive Loss	Debt Related To ESOP	Total
January 1, 2000	15,800,377	$33,297	$162,043	$(20,640)	$(2,980)	$171,720
Dividends declared, $0.14 per share			(2,173)			(2,173)
Issuance of common stock: Stock option plans	34,720	217				217
ESOP debt repayment	14,519				328	328
Purchase and retirement of common stock	(365,000)	(6,253)				(6,253)
Comprehensive income:
Net income			5,881			5,881
Other comprehensive loss -
Unrealized loss on securities available for sale, net of taxes of $3,132				(5,817)		(5,817)
Reclassification adjustment for gains included in net income, net of taxes of $2				(4)		(4)
Total comprehensive income						60
March 31, 2000	15,484,616	$27,261	$165,751	$(26,461)	$(2,652)	$163,899

January 1, 2001	15,494,357	$26,291	$159,613	$(5,500)	$(1,668)	$178,736
Dividends declared, $0.14 per share			(2,179)			(2,179)
Issuance of common stock: Stock option plans	19,011	175				175
ESOP debt repayment	10,754				328	328
Comprehensive income:
Net income			4,121			4,121
Other comprehensive income (loss) -
Reclassification of securities held to maturity to securities available for sale, net of taxes of $321				(597)		(597)
Unrealized gain on securities available for sale, net of taxes of $2,684				4,985		4,985
Reclassification adjustment for gains included in net income, net of taxes of $244				(454)		(454)
Total comprehensive income						8,055
March 31, 2001	15,524,122	$26,466	$161,555	$(1,566)	$(1,340)	$185,115

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three-month periods ended March 31,
Dollars in thousands	2001	2000
Operating Activities
Net income	$4,121	$5,881
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,580	1,417
Amortization of intangible assets	567	466
Provision for losses on loans	1,400	550
Write-downs on other real estate	—	160
Amortization (accretion) of premiums and discounts, net	(246)	39
Loss (gain) on sale of loans	(453)	24
Gain on sale of securities available for sale	(698)	(6)
Gain on sale of other real estate	(12)	(105)
Loan fees deferred, net of amortization	549	(636)
FHLB stock dividends	(672)	(633)
Changes in operating assets and liabilities:
Interest receivable	2,084	(559)
Other assets	3,348	(1,211)
Other liabilities	(3,828)	1,789
Net cash provided by operating activities	$7,740	$7,176

Investing Activities

Purchases of securities available for sale	(94,820)	(15,025)
Proceeds from maturing and principal repayments on securities available for sale	160,017	18,614
Proceeds from sale of securities available for sale	11,698	5,000
Proceeds from maturing and principal repayments on securities held to maturity	—	842
Proceeds from sale of loans	26,433	55,281
Net increase in loans receivable	(54,861)	(117,053)
Proceeds from sale of other real estate	1,592	1,532
Improvements capitalized to other real estate	(478)	(139)
Purchases of premises and equipment	(2,634)	(1,458)
Net increase in federal funds sold and securities purchased under agreements to resell	(30,683)	(11,025)
Net cash provided by (used in) investing activities	$16,264	$(63,431)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)(continued)

	Three-month periods ended March 31,
Dollars in thousands	2001	2000
Financing Activities
Net increase in deposits	$19,180	$36,749
Net increase (decrease) in certificates of deposit	37,039	(26,670)
Proceeds from FHLB advances, securities sold under agreements to repurchase, and other borrowings	443,262	411,448
Repayment of FHLB advances, securities sold under agreements to repurchase and other borrowings	(526,652)	(368,391)
Dividends paid to shareholders	(2,174)	(2,248)
Purchase and retirement of common stock	—	(6,253)
Issuance of common stock from exercise of stock options	175	217
Net cash provided by (used in) financing activities	(29,170)	44,852
Net decrease in cash and due from banks	(5,166)	(11,403)

Cash and due from banks
Beginning of period	78,861	114,062
End of period	$73,695	$102,659
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$30,672	$24,122
Income taxes	1,000	6,372
Non-cash investing and financing activities:
Loans receivable transferred to other real estate	1,633	3,529
Premises and equipment transferred to other real estate	—	279
Transfer of securities from held to maturity to available for sale	64,741	—
ESOP debt repayment	328	328

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A BASIS OF PRESENTATION

Pacific Northwest Bancorp is a bank holding company incorporated in Washington state.  Through its commercial bank subsidiary, Pacific Northwest Bank, a wide range of financial services are offered to businesses and individuals throughout western and central Washington state.  Financial services of Pacific Northwest Bank include the banking activities of accepting deposits from businesses and individuals and originating commercial and commercial real estate loans, residential loans, consumer loans, and agricultural loans.

The unaudited consolidated financial statements include the accounts of Pacific Northwest Bancorp and its wholly owned subsidiaries (collectively PNWB).  As of March 31, 2001, Pacific Northwest Bancorp’s wholly owned subsidiaries were Pacific Northwest Bank and InterWest Capital Trust I.  All material inter-company transactions and balances have been eliminated.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements.  Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein.

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation are reflected in the unaudited interim consolidated financial statements.  The consolidated statements of income for the three-month periods ended March 31, 2001 and 2000 are not necessarily indicative of the operating results for the full year.  For further information, refer to the consolidated financial statements and footnotes for the most recent annual period, December 31, 2000.

NOTE B  RECLASSIFICATIONS

Certain reclassifications have been made to prior financial statements to conform to current presentation.  The effects of the reclassifications are not considered material.

NOTE C NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted net income per share is calculated by dividing net income by diluted weighted average shares outstanding, which includes common stock equivalent shares outstanding using the treasury stock method, unless such shares are anti-dilutive.  Common stock equivalents include shares issuable upon exercise of stock options.  Unallocated shares relating to the debt-leveraged money purchase employee stock ownership plan debt obligation are deducted in the calculation of weighted average shares outstanding.

The following table presents the computation of basic and diluted net income per share for the three-month periods ended March 31:

Dollars in thousands, except share and per share amounts	2001	2000
Numerator:
Net income	$4,121	$5,881
Denominator:
Denominator for basic net income per share - Weighted average shares	15,511,258	15,653,079
Effect of dilutive securities: Stock options	110,520	161,052
Denominator for diluted net income per share- Weighted average shares and assumed conversion of dilutive stock options	15,621,778	15,814,131
Basic net income per share	$0.27	$0.38
Diluted net income per share	$0.26	$0.37

NOTE D CONVERSION AND INTEGRATION EXPENSES

During the year ended December 31, 2000, PNWB initiated the process of converting its various subsidiary bank operating systems to a single enhanced operating system.  The first four phases of the five-phase conversion process were completed during the year ended December 31, 2000 with the final phase of the conversion successfully completed on April 9, 2001.  Conversion and integration expenses are expensed as incurred.  Total expenses associated with conversion and integration efforts were $856,000 and $317,000 during the three-month periods ended March 31, 2001 and 2000, respectively.  As of March 31, 2001, PNWB had an accrued liability of $1.3 million related to conversion and integration expenses that will be paid out during 2001.

NOTE E BUSINESS SEGMENT INFORMATION

Between the period August 1996, and October 1999, PNWB acquired six commercial banking institutions. Subsequent to the acquisitions of Pacific Northwest Bank, First National Bank of Port Orchard, Pioneer Bank and Kittitas Valley Bank in 1998, PNWB was managed at the subsidiary bank level.  Each subsidiary bank had a board of directors and an executive management team responsible for the operation and performance of the respective subsidiary bank.

During the year ended December 31, 2000, PNWB consolidated its executive management functions and implemented a new organizational structure while consolidating the subsidiary banks into a single commercial bank using a single operating system.  Effective July 1, 2000, Pacific Northwest Bank and The Bank of Tukwila were merged into InterWest Bank.  Effective September 1, 2000 InterWest Bank changed its name to Pacific Northwest Bank.  As a result of these organizational changes, the financial information that is used by the chief operating decision maker in allocating resources and assessing performance is only provided for one reportable segment for the three-month period ended March 31, 2001.

NOTE F ACCOUNTING CHANGES

In June 1998, the Financial Accounting and Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In June 2000, the FASB issued SFAS No. 138, which amended certain provisions of SFAS No. 133 to clarify specific areas presenting difficulties in implementation.  SFAS No. 133, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities.  It requires the recognition of all derivatives as either assets or liabilities in the statement of financial condition and the measurement of those instruments at estimated fair value.  In certain defined conditions, a derivative may be specifically designated as a hedge for a particular exposure.  The accounting for derivatives depends on the intended use of the derivatives and the resulting designation.  This statement was adopted by PNWB on January 1, 2001. The adoption of this statement did not have a material impact on PNWB’s financial condition or results of operations.  As permitted by the provisions of this statement, PNWB reclassified all securities held to maturity to securities available for sale on January 1, 2001.  This reclassification resulted in other comprehensive loss of $597,000, net of income taxes of $321,000.

In September 2000, the FASB issued SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” a replacement of SFAS No. 125.  This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures; however, it carries over most of SFAS No. 125’s provisions without reconsideration.  The standards addressed in this statement are based on consistent application of a financial components approach that focuses on control.  Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.  This statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001.   This statement was effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal year 2000.  The adoption of this statement affects the disclosures in PNWB’s financial statements; however, the adoption of this statement did not have a material impact on PNWB’s financial condition or results of operations.

Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is provided for the unaudited consolidated financial condition and results of operations of Pacific Northwest Bancorp, which includes its wholly owned subsidiaries (collectively PNWB).  As of March 31, 2001, Pacific Northwest Bancorp’s wholly owned subsidiaries were Pacific Northwest Bank and InterWest Capital Trust I.  The purpose of this discussion is to focus on significant factors concerning PNWB’s financial condition and results of operations.  This discussion should be read along with the unaudited consolidated financial statements for an understanding of the following discussion and analysis.

Pacific Northwest Bancorp is a bank holding company incorporated in Washington state.  PNWB is a financial services company providing a variety of products and services for both business and individual customers.  Financial services of PNWB include the banking activities of accepting deposits from businesses and individuals and originating commercial and commercial real estate loans, residential loans, consumer loans and agricultural loans.  PNWB continues to change the composition of the loan portfolio and the deposit base as part of the migration to a commercial bank.  These changes are designed to have a positive impact on net interest income and service fee revenue while continuing to meet the needs of PNWB’s customers.

Pacific Northwest Bancorp completed the acquisition of six commercial banking institutions between 1996 and 1999, which added a total of $668 million in assets as measured at the respective acquisition dates.  The following table summarizes pertinent information related to the completed acquisitions:

Acquisition Date	Institution	Total Assets At Acquisition Date(dollars in thousands)	Common Shares Issued
August 31, 1996	Central Bancorporation (1)	$206,093	2,147,391
January 15, 1998	Puget Sound Bancorp, Inc.(1)	53,109	586,420
June 15, 1998	Pacific Northwest Bank (1)	200,219	2,346,081
June 16, 1998	Pioneer Bancorp, Inc. (1)	108,399	692,846
August 31, 1998	Kittitas Valley Bancorp, Inc. (2)	47,441	229,831*
October 1, 1999	NBT Northwest Bancorp (2)	53,018	677,109

(1)         Pooling-of-interests method of accounting
(2)         Purchase method of accounting

* Additionally, $6.4 million in cash was paid to Kittitas shareholders.

A source of future growth may be through mergers and acquisitions.  PNWB’s management believes that many other financial institutions are considering selling their institutions for a variety of reasons, including lack of shareholder liquidity, management succession issues, technology challenges, increasing competition and pending changes with respect to the method of accounting used for mergers and acquisitions. PNWB actively reviews proposals for various acquisition opportunities.  PNWB has a due diligence review process to evaluate potential acquisitions and has established parameters for potential acquisitions relating to market factors, financial performance and certain non-financial factors.  Successful completion of acquisitions by PNWB depends on several factors such as the availability of suitable acquisition candidates, necessary regulatory and shareholder approval and compliance with applicable capital requirements.  No assurance can be made that acquisition activity will continue in the future.

Currently, PNWB conducts its business through 55 financial centers in western and central Washington state.  Investments are available through Pacific Northwest Financial Services and insurance products are available through Pacific Northwest Insurance Agency, wholly owned subsidiaries of Pacific Northwest Bank.

RESULTS OF OPERATIONS

PNWB had net income of $4.1 million for the three-month period ended March 31, 2001 compared to net income of $5.9 million for the three-month period ended March 31, 2000.  Diluted net income per share was $0.26 for the three-month period ended March 31, 2001, compared to diluted net income per share of $0.37 for the three-month period ended March 31, 2000.  PNWB’s return on average shareholders’ equity was 9.10 percent for the three-month period ended March 31, 2001, compared to 13.85 percent for the three-month period ended March 31, 2000.  PNWB’s return on average assets was 0.58 percent for the three-month period ended March 31, 2001, compared to 0.84 percent for the three-month period ended March 31, 2000.  Results for the three-month period ended March 31, 2001 included costs associated with conversion and integration initiatives of $0.6 million, net of income taxes, and a gain on the sale of an equity interest in a partnership of $0.4 million, net of income taxes.  Additionally, net income decreased from the three-month period ended March 31, 2000, due to increases in the provision for losses on loans and non-interest expense and a decrease in net interest income partially offset by an increase in non-interest income.

The following table summarizes net income, net income per share and key financial ratios for the three-month periods ended March 31:

Dollars in thousands, except per share amounts	2001	2000

Net income	$4,121	$5,881
Basic net income per share	$0.27	$0.38
Diluted net income per share	$0.26	$0.37

Return on average shareholders’ equity	9.10%	13.85%

Return on average assets	0.58%	0.84%

Net interest margin	3.26%	3.60%

Efficiency ratio	71.00%	65.44%

Net Interest Income | PNWB’s net income is significantly affected by changes in net interest income, which is the difference between interest income received on loans receivable and other interest-earning assets and interest paid on deposits and borrowings.  PNWB’s operations are sensitive to changes in interest rates and the resulting impact on net interest income.  Interest rate reductions during the first quarter should have a positive impact on net interest margin and net interest income for the entire fiscal year; however, the impact was minimal on the first quarter results based on the magnitude of interest rate reductions over a relatively short period of time.  Furthermore, interest rate changes have a greater initial impact on loan yields than on the cost of deposits and borrowings as variable rate loans reprice immediately and short-term borrowings and certificates of deposit reprice according to maturity schedules.  PNWB continues to change the composition of its balance sheet to reduce its sensitivity to movement in interest rates.

Net interest income was $21.6 million for the three-month period ended March 31, 2001, compared to $23.5 million for the three-month period ended March 31, 2000.  This decrease in net interest income was due to a decrease in net interest margin partially offset by an increase in the average balance of interest-earning assets.

Interest income was $54.0 million for the three-month period ended March 31, 2001, compared to $53.1 million for the three-month period ended March 31, 2000.  The increase was due to growth in loans receivable and an increase in yields earned on loans receivable.  The yield on interest-earning assets increased to 8.16 percent for the three-month period ended March 31, 2001, compared to 8.12 percent for the three-month period ended March 31, 2000. This increase was primarily due to a change in the composition of average interest-earning assets with a greater percentage comprised of commercial loans with higher yields.

Interest expense was $32.4 million for the three-month period ended March 31, 2001, compared to $29.6 million for the three-month period ended March 31, 2000.  This increase was due to an increase in interest-bearing liabilities to fund asset growth and an increase in the cost of funds.  The cost of funds was 5.45 percent for the three-month period ended March 31, 2001, compared to 4.96 percent for the three-month period ended March 31, 2000.  The cost of funds increased both as a result of the increased cost of deposits and borrowings.  The cost of deposits increased primarily due to increased certificates of deposit and limited interest-bearing transaction deposit growth.  The cost of borrowings increased due to rising interest rates during 2000 during which a significant of amount of borrowings matured and were replaced by borrowings with relatively higher interest rates.  During the three-month period ended March 31, 2001, overall interest rates have decreased and this should reduce the cost of funds as borrowings and certificates of deposit mature and are replaced at lower interest rates.

Net interest margin, which is net interest income divided by average interest-earning assets, was 3.26 percent for the three-month period ended March 31, 2001, compared to 3.60 percent for the three-month period ended March 31, 2000.  The decrease in net interest margin was primarily the result of an increase in the cost of funds, which was partially offset by an increase in the yield earned on interest-earning assets and an increase in non-interest-bearing deposits.

Average Rates and Balances | The following table indicates the average balance and average interest rates earned or paid, interest rate spread and net interest margin for the three-month periods ended March 31:

	2001		2000
Dollars in thousands	Average Balance	Rate	Average Balance	Rate
Loans receivable and loans held for sale	$1,796,362	8.93%	$1,750,597	8.82%
Securities available for sale, securities held to maturity and other interest-earning assets	870,514	6.58%	867,964	6.70%
Total interest-earning assets	2,666,876	8.16%	2,618,561	8.12%
Interest-bearing deposits	1,502,536	4.83%	1,359,896	4.19%
FHLB advances, securities sold under agreements to repurchase and other borrowings	912,051	6.47%	1,035,513	5.96%
Total interest-bearing liabilities	2,414,587	5.45%	2,395,409	4.96%
Non-interest-bearing deposits	$225,824		$211,005
Net interest spread		2.71%		3.16%
Net interest margin		3.26%		3.60%

The following table provides information on changes in net interest income for the periods that are attributable to changes in interest rates and changes in volume:

	Three-month periods March 31, 2000 to 2001 Increase (Decrease) Due to changes in

Dollars in thousands	Rate	Volume	Total
Interest-earning assets
Loans receivable and loans held for sale	$413	$720	$1,133
Securities available for sale, securities held to maturity and other interest-earning assets	(273)	43	(230)
Total net change in income on interest-earning assets	140	763	903
Interest-bearing liabilities
Interest-bearing deposits	(2,196)	(1,484)	(3,680)
FHLB advances, securities sold under agreement to repurchase and other borrowings	(1,006)	1,839	833
Total net change in expense on interest-bearing liabilities	(3,202)	355	(2,847)
Net change in net interest income	$(3,062)	$1,118	$(1,944)

Provision for losses on loans | The provision for losses on loans was $1.4 million for the three-month period ended March 31, 2001, compared to $0.6 million for the three-month period ended March 31, 2000. Management increased the provision for losses on loans as a result of the continuous assessment of known and inherent risk characteristics in the loan portfolio.  These risk characteristics include changes in the size and composition of the loan portfolio, delinquency levels, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectibility may not be assured.  Management believes the allowance for losses on loans was adequate as of March 31, 2001.

Non-interest Income | Non-interest income was $5.9 million for the three-month period ended March 31, 2001, compared to $4.5 million for the three-month period ended March 31, 2000.  The increase in non-interest income was primarily due to increases in gains on sale of loans, gains on sale of securities available for sale and a gain on sale of an equity interest in a partnership.

Gains on the sale of loans were $453,000 for the three-month period ended March 31, 2001 compared to a loss of $24,000 for the three-month period ended March 31, 2000.  As part of the transition to a commercial bank, PNWB changed its strategy with regards to the origination and retention of single-family mortgage loans during 2000.  The majority of PNWB’s single-family mortgage loan production is channeled to the secondary market with less single-family mortgages retained in the loan portfolio.

Gains on the sale of securities available for sale were $698,000 for the three-month period ended March 31, 2001 compared to $6,000 for the three-month period ended March 31, 2000.  The gains during the three-month period ended March 31, 2001 were primarily from the sale of mortgage-backed securities that were securitized from PNWB’s single-family mortgage loan portfolio in prior periods.

Service fees were $3.1 million for the three-month period ended March 31, 2001 compared to $2.8 million for the three-month period ended March 31, 2000.  This increase is primarily due to increased fees received on deposit accounts.

Non-interest Expense | Non-interest expense was $19.5 million for the three-month period ended March 31, 2001, compared to $18.3 million for the three-month period ended March 31, 2000.  Non-interest expense for the three-month period ended March 31, 2001 includes costs associated with conversion and integration initiatives of $0.9 million compared to $0.3 million for the three-month period ended March 31, 2000.  Excluding conversion and integration expenses, non-interest expense increased by $0.6 million, or 3.3 percent compared to the three-month period ended March 31, 2000.

As discussed previously, the company completed acquisitions of four commercial banks during fiscal year 1998 and one during the three-month period ended December 31, 1999.  During 2000, PNWB began the process of converting to a single enhanced operating system for the entire company.  The first four phases of the five-phase process were successfully completed during 2000.  The final phase of the conversion was successfully completed April 9, 2001.

Compensation and employee benefits were $9.4 million for the three-month period ended March 31, 2001, compared to $9.8 million for the three-month period ended March 31, 2000.  This decrease is primarily due to the consolidation of certain executive and administrative functions as well as a decrease in variable compensation expense related to performance based bonus plans.

Occupancy and equipment expense was $3.0 million for the three-month period ended March 31, 2001 compared to $2.5 million for the three-month period ended March 31, 2000.  Data processing expense was $1.8 million for the three-month period ended March 31, 2001 compared to $1.2 million for the three-month period ended March 31, 2000.  The increase in occupancy and equipment and data processing expense reflects increased costs associated with PNWB’s new commercial bank operating system.

Income Tax Expense | Income tax expense was $2.5 million for the three-month period ended March 31, 2001, compared to income tax expense of $3.3 million for the three-month period ended March 31, 2000.  The effective tax rate was 37.4 percent for the three-month period ended March 31, 2001 compared to 35.6 percent for the three-month period ended March 31, 2000. The higher effective tax rate for 2001 is primarily due to the impact of permanent differences on lower taxable income.

REVIEW OF FINANCIAL CONDITION

PNWB’s consolidated assets were $2.86 billion as of March 31, 2001, compared to $2.88 billion as of December 31, 2000.

Securities | As of March 31, 2001, PNWB had $836.1 million of securities available for sale, compared to $840.5 million as of December 31, 2000.  As permitted by the provisions of SFAS No. 133, PNWB reclassified all securities held to maturity to securities available for sale effective January 1, 2001.  As such, PNWB did not have any securities held to maturity as of March 31, 2001, compared to $64.7 million as of December 31, 2000.

PNWB maintains liquidity in accordance with an internal liquidity policy.  Liquidity levels may be increased or decreased depending upon the yields on investment alternatives, management's judgment as to the attractiveness of the yields then available in relation to other opportunities, and management's expectation of the yield that will be available in the future.  Management's projections as to the short-term demand for funds to be used for loan originations and other activities can also affect liquidity levels.

Securities classified as available for sale are reported at estimated fair value, with unrealized gains and losses (net of income taxes) reported in accumulated other comprehensive income (loss), a separate component of shareholders' equity.

Loans Receivable and Loans Held for Sale | Net loans receivable were $1.78 billion as of March 31, 2001, compared to $1.76 billion as of December 31, 2000.  Growth in loans receivable would have been more significant during the three-month period ended March 31, 2001; however, approximately $26 million of single-family mortgage loans were sold during the period.

Commercial loans outstanding totaled $463.6 million as of March 31, 2001, an increase of $33.5 million from December 31, 2000.  Commercial real estate mortgage loans outstanding totaled $442.6 million as of March 31, 2001, an increase of $14.6 million from December 31, 2000.  Commercial and commercial real estate loans outstanding represented 49.6 percent of total gross loans as of March 31, 2001, an increase from 47.7 percent of total gross loans as of December 31, 2000.  Growth in commercial lending should shorten duration risk, increase net interest margin, create better protection from interest rate volatility and ultimately meet the needs of PNWB’s customers.

Single-family residential mortgage loans outstanding totaled $421.0 million as of March 31, 2001 compared to $420.1 million as of December 31, 2000.  As part of the transition to a commercial bank, PNWB changed its strategy with regard to the origination and retention of single-family mortgage loans during 2000.  The majority of PNWB’s single-family mortgage loan production is being channeled directly to the secondary market with servicing rights released.

Real estate construction loans outstanding totaled $320.8 million as of March 31, 2001 compared to $334.8 million as of December 31, 2000.

Loans held for sale were $19.7 million as of March 31, 2001 compared to $14.2 million as of December 31, 2000.  Loans held for sale are carried at the lower of cost or estimated fair value in aggregate.  Loans held for sale are generally single-family mortgage loans and loans originated under a Small Business Administration program.  Loans held for sale are typically sold to other financial institutions.

The following table sets forth the composition of PNWB’s loan portfolio by type as of the dates indicated:

Dollars in thousands	March 31, 2001	December 31, 2000
Commercial loans	$463,589	$430,147
Real estate mortgage loans
Single-family residential	420,951	420,084
Commercial	442,599	427,958
Real estate construction	320,777	334,789
Consumer loans	122,944	130,222
Agricultural loans	54,567	55,850
	1,825,427	1,799,050

Less:
Loans held for sale	19,686	14,187
Allowance for losses on loans	18,303	17,561
Deferred loan fees and discounts	9,092	8,755
Net loans receivable	$1,778,346	$1,758,547

Non-performing Assets | Loans are generally placed on non-accrual when they become past due over 90 days or when the collection of interest or principal is considered unlikely.  Loans past due over 90 days that are not on non-accrual status must be well secured by tangible collateral and in the process of collection.  PNWB does not return a loan to accrual status until it is brought current with respect to both principal and interest and future principal payments are no longer in doubt.  When a loan is placed on non-accrual status, any previously accrued and uncollected interest is reversed from interest income.  PNWB performs a review of its loan portfolio for weaknesses in credit quality on an ongoing basis to identify problem loans.  This review results in internal loan classifications based on risk characteristics and loan performance.  The overall objective of this review process is to identify trends in the credit quality of the loan portfolio and to determine the level of loss exposure to evaluate the need for an adjustment to the allowance for losses on loans.

Non-accrual loans totaled $18.8 million as of March 31, 2001 compared to $13.9 million as of December 31, 2000.  Other real estate was $10.4 million as of March 31, 2001, compared to $9.9 million as of December 31, 2000.  Total non-performing assets, including non-accrual loans and other real estate, totaled $29.3 million or 1.02 percent of consolidated assets as of March 31, 2001, compared to $23.8 million or 0.83 percent of consolidated assets as of December 31, 2000.  The increase in non-performing assets from December 31, 2000 was primarily due to the placement of a $3.4 million commercial real estate loan on non-accrual status during the quarter as well as increases in non-accrual agricultural loans of $1.5 million.  Non-accrual agricultural loans increased due to the weakness of the agricultural economy in central Washington.

The following table summarizes non-performing assets as of the dates indicated:

Dollars in thousands	March 31, 2001	December 31, 2000
Non-accrual loans
Commercial loans	$3,530	$2,455
Real estate mortgage loans
Single-family residential	5,558	5,020
Commercial	4,695	991
Real estate construction	2,038	3,920
Consumer loans	177	225
Agricultural loans	2,834	1,272
Total non-accrual loans	18,832	13,883
Other real estate	10,441	9,909
Total non-performing assets	$29,273	$23,792

Allowance for Losses on Loans | The allowance for losses on loans was $18.3 million or 1.02 percent of loans receivable as of March 31, 2001, compared to $17.6 million or 0.99 percent of loans receivable as of December 31, 2000.  Net loan charge-offs were $0.7 million or 0.15 percent of the average balance of loans outstanding for the three-month period ended March 31, 2001. Net loan charge-offs were $0.4 million or 0.08 percent of the average balance of loans outstanding for the three-month period ended March 31, 2000.  The increase in net charge-offs is consistent with increases in non-performing assets.

The allowance for losses on loans is maintained at an amount to sufficiently provide for estimated losses based on evaluating known and inherent risks in the loan portfolio.  Management analyzes certain factors underlying the quality of the loan portfolio.  These factors include changes in the size and composition of the loan portfolio, delinquency levels, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectibility may not be assured. The appropriate amount of the allowance for losses on loans is estimated based upon factors and trends identified by management.

When available information confirms that specific loans or portions thereof, are uncollectible, these amounts are charged off against the allowance for losses on loans. The existence of some or all of the following criteria will generally confirm that a loss has been incurred: the loan is significantly delinquent and the borrower has not evidenced the ability or intent to bring the loan current; there is no recourse to the borrower, or if there is recourse, the borrower has insufficient assets to pay the debt; the fair value of the loan collateral is significantly below the current loan balance, and there is little or no near-term prospect for improvement.  A provision for losses on loans, which is a charge against income, is added to the allowance for losses on loans based on ongoing assessments of credit risk in the loan portfolio.

PNWB believes it has established its allowance for losses on loans in accordance with accounting principles generally accepted in the United States.  However, there can be no assurance that in the future, regulators, when reviewing PNWB's loan portfolio, will not request PNWB to increase its allowance for losses on loans, thereby affecting PNWB's financial condition and results of operations.

PNWB maintains an estimated allowance for losses on loans based on the analyses conducted by management and credit personnel.  The allowance for losses on loans is allocated to certain loan categories based on the relative risk characteristics, asset classifications and actual loss experience of the loan portfolio.  Although the allocation of the allowance for losses on loans is an important credit management tool, the entire allowance for losses on loans is available for the entire loan portfolio.  Management reviewed the allocations in the various loan categories and believes the allowance for losses loans was adequate as of March 31, 2001.

The following tables summarize the activity in allowance for losses on loans during the three-month periods ended March 31:

Dollars in thousands	2001	2000
Allowance as of beginning of period	$17,561	$15,182
Provision for losses on loans	1,400	550
Recoveries	296	83
Charge-offs	(954)	(446)
Allowance as of end of period	$18,303	$15,369

Goodwill and Other Intangible Assets | Goodwill arising from acquisitions represents the excess of the purchase price over the estimated fair value of net assets acquired.

Other intangible assets consist of core deposit intangibles and loan servicing rights.  Loan servicing rights are capitalized when acquired either through the purchase or origination of loans that are subsequently sold or securitized with the servicing rights retained. The estimated fair value of loan servicing rights at the date of the sale of loans is determined based on the discounted present value of expected future cash flows using key assumptions for servicing income and costs and prepayment rates on the underlying loans. The estimated fair value is periodically evaluated for impairment by comparing actual cash flows and estimated future cash flows from servicing assets to those estimated at the time servicing assets were originated.  Loan servicing rights are amortized as an offset to service fees in proportion to and over the period of estimated net servicing income.

Goodwill and other intangible assets are amortized using the straight-line and accelerated methods over periods not exceeding twenty years.

Goodwill and other intangible assets consisted of the following as of the dates indicated:

Dollars in thousands	March 31, 2001	December 31, 2000

Goodwill	$16,977	$17,242
Core deposit intangibles	554	598
Loan servicing intangibles	2,604	2,861
	$20,135	$20,701

Deposits | PNWB offers various types of deposit accounts, including checking accounts, savings accounts, money market accounts and certificate of deposit accounts.  Deposit accounts vary as to terms; the principal differences are the minimum balance required, the time period the funds must remain on deposit, the interest rate, and the deposit or withdrawal option.  PNWB relies on generating deposits through a marketing strategy that employs a sales staff responsible for establishing new customer relationships.  As part of initiatives to improve liquidity and to reduce overall funding costs, PNWB began to use brokered and wholesale certificates of deposit during 2000.

Non-interest-bearing deposits were $253.9 million as of March 31, 2001, compared to $244.1 million as of December 31, 2000.  Non-interest-bearing deposits represented 14.3 percent of total deposits as of March 31, 2001, compared to 14.2 percent as of December 31, 2000.  Interest-bearing transaction accounts (which include interest-bearing checking, money market and savings accounts) totaled $579.0 million as of March 31, 2001 compared to $569.7 million as of December 31, 2000.  Interest-bearing transaction accounts represented 32.7 percent of total deposits as of March 31, 2001, compared to 33.2 percent as of December 31, 2000.

Certificates of deposit totaled $940.4 million as of March 31, 2001, compared to $903.4 million as of December 31, 2000.  Certificates of deposit represented 53.0 percent of total deposits as of March 31, 2001, an increase from 52.6 percent as of December 31, 2000.

Management is continuing to pursue initiatives to increase the percentage of non-interest-bearing deposits and interest-bearing transaction deposits relative to certificates of deposit.  This should increase net interest income and service fee revenue while building customer relationships.

The following table sets forth the balances of deposits by account type as of the dates indicated:

Dollars in thousands	March 31, 2001	December 31, 2000
Non-interest-bearing deposits	$253,918	$244,100
Interest-bearing checking accounts	206,757	201,894
Money market accounts	271,800	266,933
Savings accounts	100,463	100,831
Certificates of deposit	940,389	903,350
Total	$1,773,327	$1,717,108

FHLB Advances and Securities Sold Under Agreements to Repurchase | PNWB borrows through advances from the Federal Home Loan Bank (FHLB) and securities sold under agreements to repurchase with third parties. These borrowing sources totaled $823.7 million as of March 31, 2001 compared to $918.1 million as of December 31, 2000.  This decrease is a result of the overall increase in deposits.  It is management’s intention to increase deposits and reduce borrowings in the future.

The FHLB provides credit for member financial institutions.  As members, financial institutions are required to own capital stock in the FHLB, and are authorized to apply for advances on the security of such stock, certain home mortgages and other assets (principally securities that are obligations of, or guaranteed by, the United States).  Advances are made to member financial institutions pursuant to several different programs.  These programs are generally designed to meet the financial institution's need while still reflecting market terms and conditions.  Pacific Northwest Bank uses advances from the FHLB to supplement funds available to lend and to meet liquidity guidelines.  Interest rates on these advances vary in response to general economic conditions.

PNWB also uses the securities market for borrowings by utilizing its securities available for sale as collateral. These borrowings are collateralized by securities with an estimated fair value exceeding the face value of the borrowings.

Other borrowings | Other borrowings were $12.5 million as of March 31, 2001 compared to $1.8 million as of December 31, 2000.  This increase is due to Pacific Northwest Bancorp borrowing $10 million from another financial institution during the three-month period ended March 31, 2001. This borrowing qualifies as Tier II capital under the capital guidelines of the Federal Reserve Board.

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

Shareholders’ Equity | Pacific Northwest Bancorp is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors.  PNWB manages various capital levels at both the holding company and subsidiary bank level to maintain adequate capital ratios and levels in accordance with external regulations and capital guidelines established by the Board of Directors.

PNWB’s total shareholders’ equity was $185.1 million as of March 31, 2001, an increase of $6.4 million from $178.7 million as of December 31, 2000.  The increase in shareholders’ equity was due to net income, other comprehensive income, the issuance of common stock under stock option plans and repayments on the ESOP loan partially offset by dividends declared to shareholders.  Book value per share was $11.92 as of March 31, 2001, compared to $11.54 as of December 31, 2000.  During the three-month period ended March 31, 2001, Pacific Northwest Bancorp declared cash dividends totaling $0.14 per share.

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

Pacific Northwest Bank is a member of the Federal Deposit Insurance Corporation (FDIC), and as such, is subject to examination thereby.  Pacific Northwest Bank is a state-chartered commercial bank subject to regulation and supervision by the Washington Department of Financial Institutions Division of Banks.  In practice, the primary regulator makes regular examinations of the subsidiary bank subject to its regulatory review or participates in joint examinations with other regulators.  Areas subject to regulation by federal or state authorities include the allowance for losses on loans, investments, loans, mergers and acquisitions, issuance of securities, payment of dividends, establishment of branches and other aspects of operations.

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

Pacific Northwest Bancorp and Pacific Northwest Bank are subject to risk-based capital guidelines requiring minimum capital levels based on the credit risk of assets.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on PNWB’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Pacific Northwest Bancorp and Pacific Northwest Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  Capital classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  The regulations define the relevant capital levels for the five categories.  In general terms, the capital definitions are as follows:

	Total Capital (to Risk Weighted Assets)	Tier 1 (to Risk Weighted Assets)	Tier 1 (to Average Assets)
Well capitalized	10%	6%	5%
Adequately capitalized	8%	4%	4%
Undercapitalized	Below 8%	Below 4%	Below 4%
Significantly undercapitalized	Below 6%	Below 3%	Below 3%
Critically undercapitalized	-	-	2% or less

Pacific Northwest Bancorp is subject to risk-based capital guidelines issued by the FRB, which establish a risk-adjusted ratio relating capital to different categories of assets.  Tier I capital is comprised of shareholders’ equity and guaranteed preferred beneficial interests in subordinated debt less certain intangibles, and excludes the equity impact of adjusting securities available for sale to estimated fair value. Total capital is Tier I capital, the allowance for losses on loans and certain long-term debt that qualifies for inclusion as regulatory capital.  The FRB’s risk-based capital rules have been supplemented by a leverage capital ratio, defined as Tier I capital to adjusted quarterly average total assets.  As of March 31, 2001, under the FRB’s capital guidelines, Pacific Northwest Bancorp’s levels of consolidated regulatory capital exceeded the FRB’s well-capitalized requirements.  The capital amounts and ratios for Pacific Northwest Bancorp and Pacific Northwest Bank as of March 31, 2001, are presented in the following table:

	Amount		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
CAPITAL RATIOS

Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
Pacific Northwest Bancorp:
Total capital (to risk-weighted assets)	$237,248	11.55%	$164,338	8.0%	$205,422	10.0%
Tier I capital (to risk-weighted assets)	208,945	10.17%	82,169	4.0%	123,253	6.0%
Tier I capital (to average assets)	208,945	7.36%	113,576	4.0%	141,970	5.0%
Pacific Northwest Bank:
Total capital (to risk-weighted assets)	$232,933	11.40%	$163,476	8.0%	$204,345	10.0%
Tier I capital (to risk-weighted assets)	214,630	10.50%	81,738	4.0%	122,607	6.0%
Tier I capital (to average assets)	214,630	7.58%	113,265	4.0%	141,581	5.0%

As of March 31, 2001, Pacific Northwest Bank was in compliance with well-capitalized capital requirements.  Management believes that under the current regulations Pacific Northwest Bank will continue to meet well-capitalized capital requirements in the foreseeable future.  However, events beyond the control of Pacific Northwest Bank, such as a downturn in the economy in areas where Pacific Northwest Bank has most of its loans, could adversely affect future earnings and, consequently, the ability of Pacific Northwest Bank to meet future well-capitalized capital requirements.

LIQUIDITY RESOURCES

Liquidity management focuses on the need to meet both short-term funding requirements and PNWB’s long-term strategies and goals. Specifically, the objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, creditors and borrowers. Management structures the balance sheet to meet these needs. PNWB desires to attract and retain business and retail customer relationships with a focus on transaction accounts and commercial and consumer lending.  PNWB also uses wholesale funds through advances from the FHLB and the sale of securities under agreements to repurchase to fund asset growth and meet liquidity needs. PNWB also uses wholesale and brokered certificates of deposit to supplement wholesale borrowings.  Other sources of funds for liquidity include loan repayments, loan sales, security sales and mortgage-backed and related security repayments. Repayments on loans and mortgage-backed and related securities and deposit inflows and outflows are affected by changes in interest rates.

PNWB has the capacity to borrow funds from the FHLB through pre-approved credit lines.  These credit lines have pledge requirements whereby PNWB must maintain unencumbered collateral with a value at least equal to the outstanding balance.  Additionally, PNWB uses the securities market as a vehicle for borrowing by utilizing its securities available for sale as collateral.  These borrowings are collateralized by securities with an estimated fair value exceeding the face value of the borrowings. If the estimated fair value of the securities were to decline as a result of an increase in interest rates or other factors, PNWB would be required to pledge additional securities or cash as collateral.

The analysis of liquidity also includes a review of PNWB’s consolidated statement of cash flows for the three-month period ended March 31, 2001.  The consolidated statement of cash flows details PNWB’s operating, investing and financing activities during the period.  The most significant items under operating activities include net income of $4.1 million for the three-month period ended March 31, 2000, a decrease in other liabilities of $3.8 million and a decrease in other assets of $3.3 million.  Also included in operating activities are the add back of non-cash depreciation, amortization of intangible assets and the provision for losses of loans totaling $3.5 million.  Net cash provided by operating activities is also adjusted for the gains on the sale of loans and securities available for sale totaling $1.2 million.  Investing activities included proceeds from maturing and principal repayments on securities available for sale of $160.0 million, purchases of securities available for sale of $94.8 million and proceeds from the sale of securities available for sale of $11.7 million.  Investing activities also included a $54.9 million increase in loans receivable, $26.4 million of proceeds from the sale of loans and a $30.7 million increase in federal funds sold.  During the period, financing activities included $83.4 million in borrowing repayments, net of borrowing proceeds, a $37.0 million increase in certificates of deposit, a $19.2 million increase in deposits and a total of $2.2 million paid in cash dividends to shareholders.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PNWB’s results of operations are largely dependent upon its ability to manage interest rate risk. Management considers interest rate risk to be a significant market risk that could have a material effect on PNWB’s financial condition and results of operations.

PNWB is sensitive to potential changes in interest rates and the resulting impact on net interest income.  It is an objective of management to reduce this sensitivity through the use of adjustable rate loans and short-term commercial and consumer loans.  This enables PNWB to better match the duration of its deposit base with these types of assets.

In addition to adjustable rate loans and short-term commercial and consumer loans, PNWB uses a number of other strategies to minimize the impact on net income due to significant changes in interest rates. The strategies utilized by PNWB include sales of long-term, fixed-rate mortgage loans, emphasis on growth in non-interest-bearing deposits and adjustable rate commercial lending.

Management uses simulation analysis to measure PNWB’s interest sensitivity position.  This simulation analysis is used to evaluate the effects of potential interest rate movements on net interest income.  The simulation analysis model is dynamic in nature, and incorporates management’s current balance sheet strategy. Management develops assumptions regarding interest rate spreads, projected balances, expected maturities, cash flows and prepayment assumptions under different interest rate scenarios.  Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

For further information on interest rate risk, reference is made to the sections “Net Interest Income and Average Rates and Balances” in Item 2. Management Discussion and Analysis contained in this quarterly report on Form 10-Q.  Information regarding the expected maturities of financial assets and financial liabilities has not changed materially from disclosures made in the Annual Report on Form 10-K for the year ended December 31, 2000.

FORWARD-LOOKING STATEMENTS

In this quarterly report on Form 10-Q, PNWB has included certain “forward-looking statements” concerning its future operations. It is PNWB’s desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing PNWB of the protections of such safe harbor with respect to all forward-looking statements contained in this quarterly report on Form 10-Q.  Sentences containing words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “should,” “projected,” or similar words may constitute forward-looking statements.  Although PNWB believes that the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business and operations, it is possible that actual results may differ materially from these expectations.  PNWB has used these statements to describe expectations and estimates in various areas, including, but not limited to: changes in the economy of the markets in which it operates; interest rate movements; future acquisition and growth strategies; data processing system conversions; the impact of competitive products, services and pricing; and legislative, regulatory and accounting changes affecting the banking and financial services industry.  Actual results could vary materially from the future results covered in forward-looking statements.  Factors such as interest rate trends and loan delinquency rates, as well as the general state of the economy in Washington state and the United States as a whole, could also cause actual results to vary materially from the future results anticipated in such forward-looking statements. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements.

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

Item 6. Exhibits and Reports on Form 8-K

                           (a)         Exhibits

3.1        Articles of Incorporation of Pacific Northwest Bancorp (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

3.2        Bylaws of Pacific Northwest Bancorp (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

10         Material contracts of Pacific Northwest Bancorp (incorporated by reference to Exhibits 10.1 through 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

                           (b) Reports on Form 8-K

The company filed a Form 8-K dated March 21, 2001 providing a first quarter update with respect to systems conversions and anticipated financial results for the quarter.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC NORTHWEST BANCORP

		By:	/s/ Patrick M. Fahey
Patrick M. Fahey,
President and Chief Executive Officer

/s/ Bette J. Floray
Bette J. Floray
Executive Vice President and Chief Financial Officer

Dated:	May 10, 2001