Form 10-Q
period 2001-06-30
PACIFIC NORTHWEST BANCORP
filed 2001-08-14
CIK 949504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended June 30, 2001
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

As of July 31, 2001, 15,584,162 shares of common stock were outstanding with no par value.

PACIFIC NORTHWEST BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

Dollars in thousands	June 30, 2001	December 31, 2000

Assets

Cash and due from banks
Non-interest-bearing	$65,970	$70,566
Interest-bearing	88	8,295
Federal funds sold and securities purchased
under agreements to resell	12,550	7,467
Securities available for sale	829,704	840,489
Securities held to maturity	--	64,741
Loans receivable	1,794,774	1,776,108
Allowance for losses on loans	(18,916)	(17,561)

Net loans receivable	1,775,858	1,758,547

Loans held for sale	43,860	14,187
Interest receivable	17,237	19,762
Other real estate	10,565	9,909
Premises and equipment	53,593	58,466
Goodwill and other intangible assets	19,425	20,701
Other assets	13,848	9,740

Total assets	$2,842,698	$2,882,870

Liabilities

Deposits:
Non-interest-bearing	$241,662	$244,100
Interest-bearing	1,461,082	1,473,008

Total deposits	1,702,744	1,717,108

Federal Home Loan Bank (FHLB) advances	695,178	643,200
Securities sold under agreements to repurchase	186,326	274,920
Guaranteed preferred beneficial interests in subordinated debt	40,000	40,000
Other borrowings	11,168	1,753
Other liabilities	20,343	27,153

Total liabilities	2,655,759	2,704,134

Shareholders’ Equity

Common stock, no par value
Authorized shares 30,000,000
Issued and outstanding: 15,561,329 and 15,494,357 shares	--	--
Paid-in-capital	26,745	26,291
Retained earnings	164,259	159,613
Accumulated other comprehensive loss	(2,979)	(5,500)
Debt related to employee stock ownership plan (ESOP)	(1,086)	(1,668)

Total shareholders' equity	186,939	178,736

Total liabilities and shareholders’ equity	$2,842,698	$2,882,870

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
For the three and six month periods ended June 30, 2001 and 2000

	Three-month periods		Six-month periods
Dollars in thousands, except per share amounts	2001	2000	2001	2000

Interest Income
Loans receivable and loans held for sale	$39,369	$40,001	$79,104	$78,603
Securities available for sale	13,305	12,829	27,286	25,822
Securities held to maturity	--	1,101	--	2,176
Other	106	406	437	880

	52,780	54,337	106,827	107,481
Interest Expense
Deposits	16,123	14,685	34,013	28,895
FHLB advances and other borrowings	8,285	11,556	17,573	21,678
Securities sold under agreements to repurchase	2,869	4,418	7,147	8,694
Guaranteed preferred beneficial interests in
subordinated debt	988	987	1,975	1,975

	28,265	31,646	60,708	61,242
Net interest income	24,515	22,691	46,119	46,239

Provision for losses on loans	1,400	1,400	2,800	1,950

Net interest income after provision for
losses on loans	23,115	21,291	43,319	44,289

Non-interest Income
Service fees	3,080	3,012	6,133	5,764
Investment product fees and insurance commissions	647	641	1,222	1,476
Gain on sale of loans	518	57	971	33
Gain (loss) on sale of securities available for sale	446	(6,781)	1,144	(6,775)
Gain on sale of partnership	--	--	574	--
Other	644	599	1,196	1,516

	5,335	(2,472)	11,240	2,014
Non-interest Expense
Compensation and employee benefits	9,663	10,063	19,081	19,846
General and administrative	5,427	4,471	9,866	8,793
Occupancy and equipment	3,126	2,511	6,102	4,993
Data processing	1,765	1,293	3,591	2,507
Loss from real estate write-downs
and operations	44	2,119	60	2,347
Conversion and integration	434	3,210	1,290	3,527
Severance and employment agreements	200	3,205	200	3,205
Impairment of goodwill	--	748	--	748

	20,659	27,620	40,190	45,966

Income (loss) before income tax expense	7,791	(8,801)	14,369	337

Income tax expense (benefit)	2,916	(2,668)	5,373	589

Net income (loss)	$4,875	$(6,133)	$8,996	$(252)

Basic net income (loss) per share	$0.31	$(0.40)	$0.58	$(0.02)

Diluted net income (loss) per share	$0.31	$(0.40)	$0.57	$(0.02)

Dividends declared per share	$0.14	$0.14	$0.28	$0.28

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

Dollars in thousands, except share data	Common Stock, no par value Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Debt Related To ESOP	Total

January 1, 2000	15,800,377	$33,297	$162,043	$(20,640)	$(2,980)	$171,720

Dividends declared, $0.28 per share			(4,348)			(4,348)

Issuance of common stock:
Stock option plans	52,954	366				366

ESOP debt repayment	24,600				656	656

Purchase and retirement of common stock	(468,000)	(7,861)				(7,861)

Comprehensive loss:

Net loss			(252)			(252)

Other comprehensive loss -

Unrealized loss on securities available for sale, net of taxes of $2,245				(4,169)		(4,169)

Reclassification adjustment for gains included in net income, net of taxes of $2,371				4,404		4,404

Total comprehensive loss *						(17)

June 30, 2000	15,409,931	$25,802	$157,443	$(20,405)	$(2,324)	$160,516

January 1, 2001	15,494,357	$26,291	$159,613	$(5,500)	$(1,668)	$178,736

Dividends declared, $0.28 per share			(4,350)			(4,350)

Issuance of common stock:
Stock option plans	45,718	454				454

ESOP debt repayment	21,254				582	582

Comprehensive income:

Net income			8,996			8,996

Other comprehensive income -

Reclassification of securities held to maturity to securities available for sale, net of taxes of $321				(597)		(597)

Unrealized gain on securities available for sale, net of taxes of $2,079				3,861		3,861

Reclassification adjustment for gains included in net income, net of taxes of $401				(743)		(743)

Total comprehensive income *						11,517

June 30, 2001	15,561,329	$26,745	$164,259	$(2,979)	$(1,086)	$186,939

* Comprehensive Income (Loss) for the three months ended June 30, 2001 and 2000 was $3,462 and $(77), respectively.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six-month periods ended June 30,
Dollars in thousands	2001	2000

Operating Activities

Net income (loss)	$8,996	$(252)
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	3,238	2,751
Amortization of intangible assets	1,277	966
Impairment of goodwill	--	748
Provision for losses on loans	2,800	1,950
Write-downs on other real estate	--	2,168
Amortization (accretion) of premiums and discounts, net	(105)	112
Gain on sale of loans	(971)	(33)
Loss (gain) on sale of securities available for sale	(1,144)	6,775
Gain on sale of other real estate	(58)	(100)
Loan fees deferred, net of amortization	1,391	311
FHLB stock dividends	(1,435)	(1,426)
Changes in operating assets and liabilities:
Interest receivable	2,525	(186)
Other assets	(4,108)	(15,822)
Other liabilities	(8,165)	13,356

Net cash provided by operating activities	$4,241	$11,318

Investing Activities

Purchases of securities available for sale	(211,438)	(46,553)
Proceeds from maturing and principal
repayments on securities available for sale	258,501	42,756
Proceeds from sale of securities available for sale	35,026	126,337
Proceeds from maturing and principal
repayments on securities held to maturity	--	1,761
Proceeds from sale of loans	66,588	92,939
Net increase in loans receivable	(120,403)	(214,983)
Proceeds from sale of other real estate	3,839	2,499
Improvements capitalized to other real estate	(825)	(210)
Purchases of premises and equipment	(3,565)	(3,988)
Proceeds from sales of premises and equipment	5,200	--
Purchases of FHLB stock	--	(770)
Net increase in federal funds sold and securities
purchased under agreements to resell	(5,083)	(15,500)

Net cash provided by (used in) investing activities	$27,840	$(15,712)

	Six-month periods ended June 30,
Dollars in thousands	2001	2000

Financing Activities

Net increase (decrease) in deposits	$(10,591)	$14,832
Net increase (decrease) in certificates of deposit	(3,773)	(29,074)
Proceeds from FHLB advances, securities sold under
agreements to repurchase, and other borrowings	1,362,150	960,016
Repayment of FHLB advances, securities sold under
agreements to repurchase and other borrowings	(1,388,770)	(936,479)
Dividends paid to shareholders	(4,354)	(4,421)
Purchase and retirement of common stock	--	(7,861)
Issuance of common stock from exercise of stock options	454	366

Net cash used in financing activities	(44,884)	(2,621)

Net decrease in cash and due from banks	(12,803)	(7,015)

Cash and due from banks
Beginning of period	78,861	114,062

End of period	$66,058	$107,047

Supplemental Disclosures of Cash Flow Information

Cash paid during the period for:
Interest	$60,318	$55,536
Income taxes	5,500	9,630
Non-cash investing and financing activities:
Loans receivable transferred to other real estate	3,612	4,223
Premises and equipment transferred to other real estate	--	279
Loans receivable securitized as securities available for sale	--	25,021
Transfer of securities from held to maturity
to available for sale	64,741	--
ESOP debt repayment	582	656

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A BASIS OF PRESENTATION

Pacific Northwest Bancorp is a bank holding company incorporated in the State of Washington.  Through its commercial bank subsidiary, Pacific Northwest Bank, a wide range of financial services are offered to businesses and individuals throughout western and central Washington state.  Financial services of Pacific Northwest Bank include the banking activities of accepting deposits from businesses and individuals and originating commercial and commercial real estate loans, residential loans, consumer loans, and agricultural loans.

The unaudited consolidated financial statements include the accounts of Pacific Northwest Bancorp and its wholly owned subsidiaries (collectively PNWB).  As of June 30, 2001, Pacific Northwest Bancorp’s wholly owned subsidiaries were Pacific Northwest Bank and InterWest Capital Trust I.  All material inter-company transactions and balances have been eliminated.

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation are reflected in the unaudited interim consolidated financial statements.  The consolidated statements of income for the three and six-month periods ended June 30, 2001 and 2000 are not necessarily indicative of the operating results for the full year.  For further information, refer to the consolidated financial statements and footnotes for the most recent annual period, December 31, 2000.

NOTE B  RECLASSIFICATIONS

Certain reclassifications have been made to prior financial statements to conform to current presentation.  The effects of the reclassifications are not considered material.

NOTE C NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted net income per share is calculated by dividing net income by diluted weighted average shares outstanding, which includes common stock equivalent shares outstanding using the treasury stock method, unless such shares are anti-dilutive.  Common stock equivalents include shares issuable upon exercise of stock options.  Unallocated shares relating to the money purchase employee stock ownership plan debt obligation are deducted in the calculation of weighted average shares outstanding.

The following table presents the computation of basic and diluted net income per share for the three and six-month periods ended June 30:

	Three months		Six months
Dollars in thousands, except share and per share amounts	2001	2000	2001	2000

Numerator:

Net income (loss)	$4,875	$(6,133)	$8,996	$(252)

Denominator:

Denominator for basic net income per share-
Weighted average shares	15,534,482	15,433,527	15,522,934	15,543,303
Effect of dilutive securities:
Stock options	165,605	0	126,623	0

Denominator for diluted net income per share-
Weighted average shares and assumed conversion
of dilutive stock options	15,700,087	15,433,527	15,649,557	15,543,303

Basic net income (loss) per share	$0.31	$(0.40)	$0.58	$(0.02)

Diluted net income (loss) per share	$0.31	$(0.40)	$0.57	$(0.02)

NOTE D CONVERSION AND INTEGRATION EXPENSES

During the year ended December 31, 2000, PNWB initiated the process of converting its various subsidiary bank operating systems to a single enhanced operating system.  The conversion was completed on April 9, 2001.  Conversion and integration expenses are expensed as incurred.  Total expenses associated with conversion and integration efforts were $434,000 and $3.2 million during the three-month periods ended June 30, 2001 and 2000, respectively.  Conversion and integration expenses were $1.3 million and $3.5 million for the six-month periods ended June 30, 2001 and 2000, respectively.  As of June 30, 2001, PNWB had an accrued liability of $100,000 related to conversion and integration expenses that will be paid out during 2001.

NOTE E SEVERANCE AND EMPLOYMENT AGREEMENT EXPENSES

In conjunction with executive management changes and elimination of duplicate administrative functions, PNWB incurred $200,000 and $3.2 million in severance and employment agreement expenses during the three-month periods ended June 30, 2001 and 2000, respectively.  Such expenses were $200,000 and $3.2 million for the six-month periods ended June 30, 2001 and 2000, respectively.  There are approximately a total of 40 employees affected by these severance and employment agreements.  For the six-month period ended June 30, 2001, $400,000 was paid out in accordance with the terms of the severance and employment agreements.  As of June 30, 2001, PNWB had an accrued liability of $2.1 million related to these agreements that will be paid out in future periods.

NOTE F BUSINESS SEGMENT INFORMATION

Between the period August 1996, and October 1999, PNWB acquired six commercial banking institutions. Subsequent to the acquisitions of Pacific Northwest Bank, First National Bank of Port Orchard, Pioneer Bank and Kittitas Valley Bank in 1998 and The Bank of Tukwila in 1999, PNWB was managed at the subsidiary bank level.  Each subsidiary bank had a board of directors and an executive management team responsible for the operation and performance of the respective subsidiary bank.

During the year ended December 31, 2000, PNWB consolidated its executive management functions and implemented a new organizational structure while consolidating the subsidiary banks into a single commercial bank using a single operating system.  Effective July 1, 2000, Pacific Northwest Bank and The Bank of Tukwila were merged into InterWest Bank.  Effective September 1, 2000, InterWest Bank changed its name to Pacific Northwest Bank.  As a result of these organizational changes, the financial information that is used by the chief operating decision maker in allocating resources and assessing performance is only provided for one reportable segment for the three and six-month periods ended June 30, 2001.

NOTE G SECURITIES PLEDGED UNDER AGREEMENTS TO REPURCHASE

Securities pledged under agreements to repurchase were $187.3 million and $299.6 million as of June 30, 2001 and December 31, 2000, respectively, which were included in securities available for sale and securities held to maturity in the consolidated statements of financial condition.  PNWB reclassified all securities held to maturity to securities available for sale on January 1, 2001 upon adoption of SFAS No. 133.

NOTE H ACCOUNTING CHANGES

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

In July 2001, the FASB issued SFAS No. 141 “Accounting for Business Combinations”.  This statement eliminated pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001.  It further clarifies the criteria for recognizing intangible assets separately from goodwill.  The requirements of Statement 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001.  The adoption of this statement did not have a material impact on PNWB’s financial condition or results of operations.

In July 2001, the FASB issued SFAS No. 142 “Accounting for Goodwill and Other Intangible Assets”.  Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment or more frequently if impairment indicators arise.  Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.  The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001.  This Statement will become effective on January 1, 2002. Management believes that the adoption of SFAS No. 142 will not have a material impact on PNWB’s financial condition or results of operations.

Item 2.   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS

The following discussion is provided for the unaudited consolidated financial condition and results of operations of Pacific Northwest Bancorp, which includes its wholly owned subsidiaries (collectively PNWB).  As of June 30, 2001, Pacific Northwest Bancorp’s wholly owned subsidiaries were Pacific Northwest Bank and InterWest Capital Trust I.  The purpose of this discussion is to focus on significant factors concerning PNWB’s financial condition and results of operations.  This discussion should be read along with the unaudited consolidated financial statements for an understanding of the following discussion and analysis. Certain reclassifications have been made to prior year balances to conform to current presentation.  The effects of the reclassifications are not considered material.

Pacific Northwest Bancorp is a bank holding company incorporated in the state of Washington.  PNWB is a financial services company providing a variety of products and services for both business and individual customers.  Financial services of PNWB include the banking activities of accepting deposits from businesses and individuals and originating commercial and commercial real estate loans, residential loans, consumer loans and agricultural loans.  PNWB continues to change the composition of the loan portfolio and the deposit base as part of the migration to a commercial bank.  These changes are designed to have a positive impact on net interest income and service fee revenue while continuing to meet the needs of PNWB’s customers.

Pacific Northwest Bancorp completed the acquisition of six commercial banking institutions between 1996 and 1999, which added a total of $668 million in assets as measured at the respective acquisition dates.  The following table summarizes pertinent information related to the completed acquisitions:

Acquisition		Total Assets At Acquisition Date	Common Shares
Date	Institution	(dollars in thousands)	Issued

August 31, 1996	Central Bancorporation (1)	$206,093	2,147,391
January 15, 1998	Puget Sound Bancorp, Inc.(1)	53,109	586,420
June 15, 1998	Pacific Northwest Bank (1)	200,219	2,346,081
June 16, 1998	Pioneer Bancorp, Inc. (1)	108,399	692,846
August 31, 1998	Kittitas Valley Bancorp, Inc. (2)	47,441	229,831 *
October 1, 1999	NBT Northwest Bancorp (2)	53,018	677,109

(1)         Pooling-of-interests method of accounting
(2)         Purchase method of accounting

* Additionally, $6.4 million in cash was paid to Kittitas shareholders.

A source of future growth may be through mergers and acquisitions.  PNWB’s management believes that many other financial institutions are considering selling their institutions for a variety of reasons, including lack of shareholder liquidity, management succession issues, technology challenges, and increasing competition. PNWB actively reviews proposals for various acquisition opportunities.  PNWB has a due diligence review process to evaluate potential acquisitions and has established parameters for potential acquisitions relating to market factors, financial performance and certain non-financial factors.  Successful completion of acquisitions by PNWB depends on several factors such as the availability of suitable acquisition candidates, necessary regulatory and shareholder approval and compliance with applicable capital requirements.  No assurance can be made that acquisition activity will continue in the future.

Currently, PNWB conducts its business through 55 financial centers in western and central Washington State.  Investments are available through Pacific Northwest Financial Services and insurance products are available through Pacific Northwest Insurance Agency, wholly owned subsidiaries of Pacific Northwest Bank.

RESULTS OF OPERATIONS

PNWB had net income of $4.9 million for the three-month period ended June 30, 2001, compared to net loss of $6.1 million for the three-month period ended June 30, 2000.  Diluted net income per share was $0.31 for the three-month period ended June 30, 2001, compared to diluted net loss per share of ($0.40) for the three-month period ended June 30, 2000.  PNWB’s return on average shareholders’ equity was 10.45 percent for the three-month period ended June 30, 2001, compared to (14.96) percent for the three-month period ended June 30, 2000.  PNWB’s return on average assets was 0.69 percent for the three-month period ended June 30, 2001, compared to (0.87) percent for the three-month period ended June 30, 2000.  Results for the three-month period ended June 30, 2000 included losses on the sale of securities available for sale as well as expenses associated with conversion and integration initiatives, severance and employment agreements, and asset write-downs.

PNWB had net income of $9.0 million for the six-month period ended June 30, 2001 compared to net loss of $(0.3) million for the six-month period ended June 30, 2000.  Diluted net income per share was $0.57 for the six-month period ended June 30, 2001, compared to diluted net loss per share of $(0.02) for the six-month period ended June 30, 2000.  PNWB’s return on average shareholders’ equity was 9.79 percent for the six-month period ended June 30, 2001, compared to (0.30) percent for the six-month period ended June 30, 2000. PNWB’s return on average assets was 0.63 percent for the six-month period ended June 30, 2001, compared to (0.02) percent for the six-month period ended June 30, 2000.

The following table summarizes net income (loss), net income (loss) per share and key financial ratios for the three and six-month periods ended June 30:

	Three months		Six months
Dollars in thousands, except per share amounts	2001	2000	2001	2000

Net income (loss)	$4,875	$(6,133)	$8,996	$(252)

Basic net income (loss) per share	$0.31	$(0.40)	$0.58	$(0.02)

Diluted net income (loss) per share	$0.31	$(0.40)	$0.57	$(0.02)

Return on average shareholders’ equity	10.45%	(14.96)%	9.79%	(0.30)%

Return on average assets	0.69%	(0.87)%	0.63%	(0.02)%

Net interest margin	3.68%	3.46%	3.48%	3.54%

Efficiency ratio	69.21%	127.41%	70.07%	95.84%

Net Interest Income | PNWB’s net income is significantly affected by changes in net interest income, which is the difference between interest income received on loans receivable and other interest-earning assets and interest paid on deposits and borrowings.  PNWB’s operations are sensitive to changes in interest rates and the resulting impact on net interest income.  While market rates began falling in the first quarter of 2001, the positive impact on net interest income was delayed until the second quarter since short-term borrowings and certificates of deposit reprice according to maturity schedules.  Furthermore, interest rate changes have a greater initial impact on loan yields than on the cost of deposits and borrowings as variable rate loans reprice immediately.  PNWB continues to change the composition of its balance sheet to reduce its interest rate sensitivity.  Management does not expect that rate reductions and improvement in net interest income and net interest margin will continue at the same rate during the second half of 2001.

Net interest income was $24.5 million for the three-month period ended June 30, 2001, compared to $22.7 million for the three-month period ended June 30, 2000.  This increase in net interest income was primarily due to a more significant decrease in the cost of funds compared to the decrease in yield on earning assets, which resulted in an increase in net interest margin.  Net interest income was $46.1 million for the six-month period ended June 30, 2001, compared to $46.2 million for the six-month period ended June 30, 2000.  This decrease in net interest income was due to a decrease in net interest margin partially offset by an increase in the average balance of interest-earning assets.

Interest income was $52.8 million for the three-month period ended June 30, 2001, compared to $54.3 million for the three-month period ended June 30, 2000.  Interest income was $106.8 million for the six-month period ended June 30, 2001, compared to $107.5 million for the six-month period ended June 30, 2000.  The decrease was due to lower yields earned on interest-bearing assets partially offset by an increase in the average balance of loans receivable.  The yield on interest-earning assets was 7.96 percent for the three-month period ended June 30, 2001, compared to 8.29 percent for the three-month period ended June 30, 2000.  The yield on interest-earning assets was 8.08 percent for the six-month period ended June 30, 2001, compared to 8.23 percent for the six-month period ended June 30, 2000.  This decrease was primarily due to lower yields earned on both loans receivable and investment securities as a result of lower market interest rates.  This was partially offset by a change in the composition of average loans receivable with a greater percentage comprised of commercial loans with higher yields.

Interest expense was $28.3 million for the three-month period ended June 30, 2001, compared to $31.6 million for the three-month period ended June 30, 2000. This decrease was due to a decrease in interest-bearing liabilities and the cost of funds.  The cost of funds was 4.76 percent for the three-month period ended June 30, 2001, compared to 5.23 percent for the three-month period ended June 30, 2000. The cost of funds decreased primarily due to reductions of market interest rates in the first half of 2001 during which certificates of deposits repriced accrording to maturity schedule and borrowings matured and were replaced by borrowings with relatively lower interest rates.  Interest expense was $60.7 million for the six-month period ended June 30, 2001, compared to $61.2 million for the six-month period ended June 30, 2000.  This decrease was primarily due to a decrease in the average balance of interest-bearing liabilities.

Net interest margin, which is net interest income divided by average interest-earning assets, was 3.68 percent for the three-month period ended June 30, 2001, compared to 3.46 percent for the three-month period ended June 30, 2000.  The increase in net interest margin was primarily due to a decrease in cost of funds and an increase in the balance of non-interest-bearing deposits.  Net interest margin was 3.48 percent for the six-month period ended June 30, 2001, compared to 3.54 percent for the six-month period ended June 30, 2000.  The decrease in net interest margin was primarily due to a decrease in the yield earned on interest-earning assets partially offset by an increase in the balance of non-interest-bearing deposits.

Average Rates and Balances | The following table indicates the average balance and average interest rates earned or paid, interest rate spread and net interest margin for the three-month periods ended June 30:

	2001		2000

	Average		Average
Dollars in thousands	Balance	Rate	Balance	Rate

Loans receivable and loans
held for sale	$1,811,001	8.71%	$1,764,630	9.07%
Securities available for sale,
securities held to maturity and
other interest-earning assets	847,456	6.33%	856,369	6.70%

Total interest-earning assets	2,658,457	7.96%	2,620,999	8.29%

Interest-bearing deposits	1,486,962	4.35%	1,335,619	4.40%
FHLB advances, securities
sold under agreements
to repurchase and
other borrowings	893,365	5.45%	1,084,324	6.26%

Total interest-bearing liabilities	2,380,327	4.76%	2,419,943	5.23%

Non-interest-bearing deposits	$234,312		$214,862

Net interest spread		3.20%		3.06%

Net interest margin		3.68%		3.46%

The following table indicates the average balance and average interest rates earned or paid, interest rate spread and net interest margin for the six-month periods ended June 30:

	2001		2000

	Average		Average
Dollars in thousands	Balance	Rate	Balance	Rate

Loans receivable and loans
held for sale	$1,801,679	8.83%	$1,749,797	8.98%
Securities available for sale,
securities held to maturity and
other interest-earning assets	853,725	6.49%	862,774	6.69%

Total interest-earning assets	2,655,404	8.08%	2,612,571	8.23%

Interest-bearing deposits	1,496,737	4.58%	1,348,233	4.29%
FHLB advances, securities
sold under agreements
to repurchase and
other borrowings	902,758	5.96%	1,059,373	6.11%

Total interest-bearing liabilities	2,399,495	5.10%	2,407,606	5.09%

Non-interest-bearing deposits	$230,162		$212,933

Net interest spread		2.97%		3.14%

Net interest margin		3.48%		3.54%

The following table provides information on changes in net interest income for the periods that are attributable to changes in interest rates and changes in volume:

	Three-month periods June 30, 2001 Vs. 2000			Six-month periods June 30, 2001 Vs. 2000
	Increase (Decrease)			Increase (Decrease)
	Due to changes in			Due to changes in
Dollars in thousands	Rate	Volume	Total	Rate	Volume	Total

Interest-earning assets

Loans receivable and
loans held for sale	$(1,641)	$1,009	$(632)	$(1,457)	$1,958	$501

Securities available for
sale, securities held
to maturity and other
interest-earning assets	(777)	(148)	(925)	(853)	(302)	(1,155)

Total net change in income
on interest-earning assets	(2,418)	861	(1,557)	(2,310)	1,656	(654)

Interest-bearing liabilities

Interest-bearing deposits	167	(1,605)	(1,438)	(1,680)	(3,438)	(5,118)

FHLB advances, securities
sold under agreement to
repurchase and other
borrowings	2,036	2,783	4,819	902	4,750	5,652

Total net change in expense
on interest-bearing liabilities	2,203	1,178	3,381	(778)	1,312	534

Net change in net
interest income	$(215)	$2,039	$1,824	$(3,088)	$2,968	$(120)

Provision for losses on loans | The provision for losses on loans was $1.4 million for the three-month period ended June 30, 2001, compared to $1.4 million for the three-month period ended June 30, 2000. The provision for losses on loans was $2.8 million for the six-month period ended June 30, 2001, compared to $2.0 million for the six-month period ended June 30, 2000.  Management increased the provision for losses on loans during the quarter ended June 30, 2000 as a result of the continuous assessment of known and inherent risk characteristics in the loan portfolio.  These risk characteristics include changes in the size and composition of the loan portfolio, delinquency levels, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectibility may not be assured.  Management believes the allowance for losses on loans was adequate as of June 30, 2001.

Non-interest Income | Non-interest income was $5.3 million for the three-month period ended June 30, 2001, compared to $(2.5) million for the three-month period ended June 30, 2000.  Non-interest income was $11.2 million for the six-month period ended June 30, 2001, compared to $2.0 million for the six-month period ended June 30, 2000.  The increase in non-interest income was primarily due to increases in gains on sale of loans, gains on sale of securities available for sale and a gain on sale of an equity interest in a partnership.

Gains on the sale of loans were $518,000 for the three-month period ended June 30, 2001 compared to $57,000 for the three-month period ended June 30, 2000.  Gains on the sale of loans were $971,000 for the six-month period ended June 30, 2001 compared to $33,000 for the six-month period ended June 30, 2000. As part of the transition to a commercial bank, PNWB changed its strategy with regards to the origination and retention of single-family mortgage loans during 2000.  The majority of PNWB’s single-family mortgage loan production is channeled to the secondary market with less single-family mortgages retained in the loan portfolio.

Gains on the sale of securities available for sale were $446,000 and $1.1 million for the three and six-month period ended June 30, 2001, respectively, compared to a loss of $6.8 million for the three and six-month periods ended June 30, 2000.  The gains during the three and six-month periods ended June 30, 2001 were primarily from the sale of mortgage-backed securities that were securitized from PNWB’s single-family mortgage loan portfolio in prior periods.

Service fees were $3.1 million for the three-month period ended June 30, 2001 compared to $3.0 million for the three-month period ended June 30, 2000.  Service fees were $6.1 million for the six-month period ended June 30, 2001 compared to $5.8 million for the six-month period ended June 30, 2000.  This increase is primarily due to increased fees received on deposit accounts.

Non-interest Expense | Non-interest expense was $20.7 million for the three-month period ended June 30, 2001, compared to $27.6 million for the three-month period ended June 30, 2000.  Non-interest expense was $40.2 million for the six-month period ended June 30, 2001, compared to $46.0 million for the six-month period ended June 30, 2000.  Non-interest expense for the three and six months ended June 30, 2000 included conversion and integration expenses, costs associated with severance and employment agreements, goodwill impairment and write-downs on other real estate.

As discussed previously, the company completed acquisitions of four commercial banks during fiscal year 1998 and one during the three-month period ended December 31, 1999.  During 2000, PNWB began the process of converting to a single enhanced operating system for the entire company.  The conversion was completed on April 9, 2001.

Compensation and employee benefits were $9.7 million for the three-month period ended June 30, 2001, compared to $10.1 million for the three-month period ended June 30, 2000.  Compensation and employee benefits were $19.1 million for the six-month period ended June 30, 2001, compared to $19.8 million for the six-month period ended June 30, 2000.  This decrease in compensation and employee benefits was primarily due to the consolidation of certain executive and administrative functions.

Occupancy and equipment expense was $3.1 million and $6.1 million for the three and six-month periods ended June 30, 2001, respectively, compared to $2.5 million and $5.0 million for the three and six-month periods ended June 30, 2000.  Data processing expense was $1.8 million and $3.6 million for the three and six-month periods ended June 30, 2001, respectively, compared to $1.3 million and $2.5 million for the three and six-month periods ended June 30, 2000.  The increase in occupancy and equipment and data processing expense reflects increased costs associated with PNWB’s new commercial bank operating system.

Income Tax Expense | Income tax expense was $2.9 million for the three-month period ended June 30, 2001, compared to an income tax benefit of $2.7 million for the three-month period ended June 30, 2000. Income tax expense was $5.4 million for the six-month period ended June 30, 2001, compared to income tax expense of $589,000 for the six-month period ended June 30, 2000.  The increase in income tax expenses was consistent with the higher income before taxes adjusted for permanent differences for tax purposes.

REVIEW OF FINANCIAL CONDITION

PNWB’s consolidated assets were $2.84 billion as of June 30, 2001, compared to $2.88 billion as of December 31, 2000.

Securities | As of June 30, 2001, PNWB had $829.7 million of securities available for sale, compared to $840.5 million as of December 31, 2000.  As permitted by the provisions of SFAS No. 133, PNWB reclassified all securities held to maturity to securities available for sale effective January 1, 2001.  As such, PNWB did not have any securities held to maturity as of June 30, 2001, compared to $64.7 million as of December 31, 2000.

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

Loans Receivable and Loans Held for Sale | Net loans receivable were $1.78 billion as of June 30, 2001, compared to $1.76 billion as of December 31, 2000.  Growth in loans receivable would have been more significant during the six-month period ended June 30, 2001; however, approximately $40 million of single-family mortgage loans were sold during the period.

Commercial loans outstanding totaled $505.8 million as of June 30, 2001, an increase of $66.3 million from December 31, 2000.  Commercial real estate mortgage loans outstanding totaled $468.5 million as of June 30, 2001, an increase of $42.9 million from December 31, 2000.  Commercial and commercial real estate loans outstanding represented 52.7 percent of total gross loans as of June 30, 2001, an increase from 48.1 percent of total gross loans as of December 31, 2000.  Growth in commercial lending should shorten duration risk, increase net interest margin, create better protection from interest rate volatility and ultimately meet the needs of PNWB’s customers.

Single-family residential mortgage loans outstanding totaled $401.8 million as of June 30, 2001 compared to $418.7 million as of December 31, 2000.  As part of the transition to a commercial bank, PNWB changed its strategy with regard to the origination and retention of single-family mortgage loans during 2000.  The majority of PNWB’s single-family mortgage loan production is being channeled directly to the secondary market with servicing rights released.

Real estate construction loans outstanding totaled $300.3 million as of June 30, 2001 compared to $330.3 million as of December 31, 2000.

Loans held for sale totaled $43.9 million as of June 30, 2001 compared to $14.2 million as of December 31, 2000.  Loans held for sale are carried at the lower of cost or estimated fair value in aggregate.  Loans held for sale are generally single-family mortgage loans and loans originated under a Small Business Administration program.  Loans held for sale are typically sold to other financial institutions.

The following table sets forth the composition of PNWB’s loan portfolio by type as of the dates indicated:

Dollars in thousands	June 30, 2001	December 31, 2000

Commercial loans	$505,816	$439,540
Real estate mortgage loans
Single-family residential	401,815	418,741
Commercial	468,546	425,643
Real estate construction	300,337	330,267
Consumer loans	119,472	127,635
Agricultural loans	52,332	57,224

	1,848,318	1,799,050
Less:
Loans held for sale	43,860	14,187
Allowance for losses on loans	18,916	17,561
Deferred loan fees and discounts	9,684	8,755

Net loans receivable	$1,775,858	$1,758,547

Non-performing Assets | Loans are generally placed on non-accrual when they become past due over 90 days, or 120 days if they are single-family mortgage loans, or when the collection of interest or principal is considered unlikely.  Loans past due over 90 or 120 days that are not on non-accrual status must be well secured by tangible collateral and in the process of collection.  PNWB does not return a loan to accrual status until it is brought current with respect to both principal and interest and future principal payments are no longer in doubt.  When a loan is placed on non-accrual status, any previously accrued and uncollected interest is reversed from interest income.  PNWB performs a review of its loan portfolio for weaknesses in credit quality on an ongoing basis to identify problem loans.  This review results in internal loan classifications based on risk characteristics and loan performance.  The overall objective of this review process is to identify trends in the credit quality of the loan portfolio and to determine the level of loss exposure to evaluate the need for an adjustment to the allowance for losses on loans.

Non-accrual loans totaled $16.4 million as of June 30, 2001 compared to $13.9 million as of December 31, 2000. Other real estate was $10.6 million as of June 30, 2001 compared to $9.9 million as of December 31, 2000.  Total non-performing assets, including non-accrual loans and other real estate, totaled $27.0 million or 0.95 percent of consolidated assets as of June 30, 2001, compared to $23.8 million or 0.83 percent of consolidated assets as of December 31, 2000.  The increase in non-performing assets from December 31, 2000 was primarily due to the placement of a $3.4 million commercial real estate loan on non-accrual status during the first quarter of 2001 as well as increases in non-accrual agricultural loans of $1.6 million.  Non-accrual agricultural loans increased due to the weakness of the agricultural economy in central Washington.

The following table summarizes non-performing assets as of the dates indicated:

Dollars in thousands	June 30, 2001	December 31, 2000

Non-accrual loans

Commercial loans	$1,958	$2,032
Real estate mortgage loans
Single-family residential	3,209	5,020
Commercial	6,319	1,414
Real estate construction	1,700	3,920
Consumer loans	263	225
Agricultural loans	2,938	1,272

Total non-accrual loans	16,387	13,883

Other real estate	10,565	9,909

Total non-performing assets	$26,952	$23,792

Allowance for Losses on Loans | The allowance for losses on loans was $18.9 million or 1.05 percent of loans receivable as of June 30, 2001, compared to $17.6 million or 0.99 percent of loans receivable as of December 31, 2000.  Net loan charge-offs were $1.4 million or 0.16 percent of the average balance of loans outstanding for the six-month period ended June 30, 2001.  Net loan charge-offs were $1.6 million or 0.18 percent of the average balance of loans outstanding for the six-month period ended June 30, 2000.

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

When available information confirms that specific loans, or portions thereof, are uncollectible, these amounts are charged off against the allowance for losses on loans. The existence of some or all of the following criteria will generally confirm that a loss has been incurred: the loan is significantly delinquent and the borrower has not evidenced the ability or intent to bring the loan current; there is no recourse to the borrower, or if there is recourse, the borrower has insufficient assets to pay the debt; the fair value of the loan collateral is significantly below the current loan balance, and there is little or no near-term prospect for improvement.  A provision for losses on loans, which is a charge against income, is added to the allowance for losses on loans based on ongoing assessments of credit risk in the loan portfolio.

PNWB believes it has established its allowance for losses on loans in accordance with accounting principles generally accepted in the United States.  However, there can be no assurance that in the future, regulators, when reviewing PNWB's loan portfolio, will not request PNWB to increase its allowance for losses on loans, thereby affecting PNWB's financial condition and results of operations.

PNWB maintains an estimated allowance for losses on loans based on the analyses conducted by management and credit personnel.  The allowance for losses on loans is allocated to certain loan categories based on the relative risk characteristics, asset classifications and actual loss experience of the loan portfolio.  Although the allocation of the allowance for losses on loans is an important credit management tool, the entire allowance for losses on loans is available for the entire loan portfolio.  Management reviewed the allocations in the various loan categories and believes the allowance for losses on loans was adequate as of June 30, 2001.

The following tables summarize the activity in allowance for losses on loans during the three and six-month periods ended June 30:

	Three months		Six months
Dollars in thousands	2001	2000	2001	2000

Allowance as of beginning of period	$18,303	$15,369	$17,561	$15,182

Provision for losses on loans	1,400	1,400	2,800	1,950

Recoveries	192	96	488	179

Charge-offs	(979)	(1,327)	(1,933)	(1,773)

Allowance as of end of period	$18,916	$15,538	$18,916	$15,538

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

Goodwill and other intangible assets are amortized using the straight-line and accelerated methods over periods not exceeding twenty years.

Goodwill and other intangible assets consisted of the following as of the dates indicated:

Dollars in thousands	June 30, 2001	December 31, 2000

Goodwill	$16,697	$17,242
Core deposit intangibles	510	598
Loan servicing intangibles	2,218	2,861

	$19,425	$20,701

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

Non-interest-bearing deposits were $241.7 million as of June 30, 2001 compared to $244.1 million as of December 31, 2000.  Non-interest-bearing deposits represented 14.2 percent of total deposits as of June 30, 2001 and December 31, 2000, respectively.  Interest-bearing transaction accounts (which include interest-bearing checking, money market and savings accounts) totaled $570.8 million as of June 30, 2001 compared to $569.7 million as of December 31, 2000.  Interest-bearing transaction accounts represented 33.5 percent of total deposits as of June 30, 2001, compared to 33.2 percent as of December 31, 2000.

Certificates of deposit totaled $890.2 million as of June 30, 2001, compared to $903.4 million as of December 31, 2000.  Certificates of deposit represented 52.3 percent of total deposits as of June 30, 2001, a decrease from 52.6 percent as of December 31, 2000.

The following table sets forth the balances of deposits by account type as of the dates indicated:

Dollars in thousands	June 30, 2001	December 31, 2000

Non-interest-bearing deposits	$241,662	$244,100
Interest-bearing checking accounts	200,135	201,894
Money market accounts	280,209	266,933
Savings accounts	90,493	100,831
Certificates of deposit	890,245	903,350

Total	$1,702,744	$1,717,108

FHLB Advances and Securities Sold Under Agreements to Repurchase | PNWB borrows through advances from the Federal Home Loan Bank (FHLB) and securities sold under agreements to repurchase with third parties. These borrowing sources totaled $881.5 million as of June 30, 2001 compared to $918.1 million as of December 31, 2000.  The need for this type of borrowings decreased as a result of the overall decrease in assets and increase in shareholder’s equity, partially offset by decreases in deposits.

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

Other borrowings| Other borrowings were $11.2 million as of June 30, 2001 compared to $1.8 million as of December 31, 2000.  This increase is due to Pacific Northwest Bancorp borrowing $10 million from another financial institution during the six-month period ended June 30, 2001. This borrowing qualifies as Tier II capital under the capital guidelines of the Federal Reserve Board.

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

Shareholders’ Equity | PNWB is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors.  PNWB manages various capital levels at both the holding company and subsidiary bank level to maintain adequate capital ratios and levels in accordance with external regulations and capital guidelines established by the Board of Directors.

PNWB’s total shareholders’ equity was $186.9 million as of June 30, 2001, an increase of $8.2 million from $178.7 million as of December 31, 2000.  The increase in shareholders’ equity was due to net income, other comprehensive income, the issuance of common stock under stock option plans and repayments on the ESOP loan partially offset by dividends declared to shareholders.  Book value per share was $12.01 as of June 30, 2001, compared to $11.54 as of December 31, 2000.  During the six-month period ended June 30, 2001, Pacific Northwest Bancorp declared cash dividends totaling $0.28 per share.

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

Pacific Northwest Bank is a member of the Federal Deposit Insurance Corporation (FDIC), and as such, is subject to examination thereby.  Pacific Northwest Bank is a state-chartered commercial bank subject to regulation and supervision by the Washington Department of Financial Institutions, Division of Banks.  In practice, the primary regulator makes regular examinations of the subsidiary bank subject to its regulatory review or participates in joint examinations with other regulators.  Areas subject to regulation by federal or state authorities include the allowance for losses on loans, investments, loans, mergers and acquisitions, issuance of securities, payment of dividends, establishment of branches and other aspects of operations.

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

The regulations define the relevant capital levels for the five categories.  In general terms, the capital definitions are as follows:

	Total Capital	Tier 1	Tier 1
	(to Risk	(to Risk	(to Average
	Weighted Assets)	Weighted Assets)	Assets)

Well capitalized	10%	6%	5%
Adequately capitalized	8%	4%	4%
Undercapitalized	Below 8%	Below 4%	Below 4%
Significantly undercapitalized	Below 6%	Below 3%	Below 3%
Critically undercapitalized	-	-	2 or less%

Pacific Northwest Bancorp is subject to risk-based capital guidelines issued by the FRB, which establish a risk-adjusted ratio relating capital to different categories of assets.  Tier I capital is comprised of shareholders’ equity and guaranteed preferred beneficial interests in subordinated debt less certain intangibles, and excludes the equity impact of adjusting securities available for sale to estimated fair value. Total capital is Tier I capital, the allowance for losses on loans and certain long-term debt that qualifies for inclusion as regulatory capital.  The FRB’s risk-based capital rules have been supplemented by a leverage capital ratio, defined as Tier I capital to adjusted quarterly average total assets.  As of June 30, 2001, under the FRB’s capital guidelines, PNWB’s levels of consolidated regulatory capital exceeded the FRB’s well-capitalized requirements.  The capital amounts and ratios for Pacific Northwest Bancorp and Pacific Northwest Bank as of June 30, 2001 and December 31, 2000, are presented in the following table:

CAPITAL RATIOS

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Amount		Adequacy Purposes		Action Provisions

Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2001

Pacific Northwest Bancorp
Total capital (to risk-weighted assets)	$241,406	11.40%	$169,425	8.0%	$211,782	10.0%
Tier I capital (to risk-weighted assets)	212,490	10.03%	84,713	4.0%	127,069	6.0%
Tier I capital (to average assets)	212,490	7.54%	112,743	4.0%	140,929	5.0%

Pacific Northwest Bank:
Total capital (to risk-weighted assets)	$238,524	11.31%	$168,694	8.0%	$210,868	10.0%
Tier I capital (to risk-weighted assets)	219,608	10.41%	84,347	4.0%	126,521	6.0%
Tier I capital (to average assets)	219,608	7.81%	112,451	4.0%	140,564	5.0%

December 31, 2000

Pacific Northwest Bancorp:
Total capital (to risk-weighted assets)	$223,657	11.05%	$161,912	8.0%	$202,391	10.0%
Tier I capital (to risk-weighted assets)	206,096	10.18%	80,956	4.0%	121,434	6.0%
Tier I capital (to average assets)	206,096	7.23%	114,066	4.0%	142,583	5.0%

Pacific Northwest Bank:
Total capital (to risk-weighted assets)	$221,312	10.96%	$161,548	8.0%	$201,935	10.0%
Tier I capital (to risk-weighted assets)	203,751	10.09%	80,774	4.0%	121,161	6.0%
Tier I capital (to average assets)	203,751	7.30%	111,703	4.0%	139,629	5.0%

As of June 30, 2001, Pacific Northwest Bank was in compliance with well-capitalized capital requirements. Management believes that under the current regulations Pacific Northwest Bank will continue to meet well-capitalized capital requirements in the foreseeable future.  However, events beyond the control of Pacific Northwest Bank, such as a downturn in the economy in areas where Pacific Northwest Bank has most of its loans, could adversely affect future earnings and, consequently, the ability of Pacific Northwest Bank to meet future well-capitalized capital requirements.

LIQUIDITY RESOURCES

Liquidity management focuses on the need to meet both short-term funding requirements and PNWB’s long-term strategies and goals. Specifically, the objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, creditors and borrowers. Management manages the balance sheet to meet these needs. PNWB desires to attract and retain business and retail customer relationships with a focus on transaction accounts and commercial and consumer lending.  PNWB also uses wholesale funds through advances from the FHLB and the sale of securities under agreements to repurchase to fund asset growth and meet liquidity needs. PNWB also uses wholesale and brokered certificates of deposit to supplement wholesale borrowings.  Other sources of funds for liquidity include loan repayments, loan sales, security sales and mortgage-backed and related security repayments. Repayments on loans and mortgage-backed and related securities and deposit inflows and outflows are affected by changes in interest rates.

PNWB has the capacity to borrow funds from the FHLB through pre-approved credit lines.  These credit lines have pledge requirements whereby PNWB must maintain unencumbered collateral with a value at least equal to the outstanding balance. PNWB also uses the securities market as a vehicle for borrowing by utilizing its securities available for sale as collateral.  These borrowings are collateralized by securities with an estimated fair value exceeding the face value of the borrowings. If the estimated fair value of the securities were to decline as a result of an increase in interest rates or other factors, PNWB would be required to pledge additional securities or cash as collateral. In addition, PNWB has the ability to borrow funds from the Federal Reserve.

The analysis of liquidity also includes a review of PNWB’s consolidated statement of cash flows for the six-month period ended June 30, 2001.  The consolidated statement of cash flows details PNWB’s operating, investing and financing activities during the period.  The most significant items under operating activities include net income of $9.0 million for the six-month period ended June 30, 2001 and a decrease in other liabilities of $8.2 million and an increase of other assets of $4.1 million.  Also included in operating activities are the add back of non-cash depreciation, amortization of intangible assets and the provision for losses of loans totaling $7.3 million.  Net cash provided by operating activities is also adjusted for the gains on the sale of loans and securities available for sale totaling $2.1 million.  Investing activities included proceeds from maturing and principal repayments on securities available for sale of $258.5 million, purchases of securities available for sale of $211.4 million and proceeds from the sale of securities available for sale of $35.0 million.  Investing activities also included a $120.4 million increase in loans receivable, $66.6 million of proceeds from the sale of loans and a $5.1 million increase in federal funds sold.  During the period, financing activities included $26.6 million in borrowing repayments, net of borrowing proceeds, a $3.8 million decrease in certificates of deposit, a $10.6 million decrease in deposits and a total of $4.4 million paid in cash dividends to shareholders.

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

For further information on interest rate risk, reference is made to the sections “Net Interest Income” and “Average Rates and Balances” in Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations contained in this quarterly report on Form 10-Q.  Information regarding the expected maturities of financial assets and financial liabilities has not changed materially from disclosures made in the Annual Report on Form 10-K for the year ended December 31, 2000.

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

Items 2 and 3 are not applicable and have been omitted.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Pacific Northwest Bancorp (“Meeting”) was held on April 24, 2001. The results of the vote on the matters presented at the Meeting are as follows:

1. The following individuals were elected as directors:

Term to Expire	Vote For	Vote Withheld

Larry Carlson	2004	11,734,787	1,085,581
Michael T. Crawford	2004	11,727,797	1,092,571
Jean Gorton	2004	11,728,159	1,092,209
Betty Woods	2004	11,727,241	1,093,127

The terms of Directors Gary M. Bolyard, Patrick M. Fahey, Clark H. Mock, Stephen M. Walden, Barney R. Beeksma, C. Stephen Lewis and Russel E. Olson continued after the meeting.

2.	Proposal 2, Amendment to the Amended and Restated 1993 Incentive Stock Option Plan, was approved by a majority of the shares represented in person or by proxy and entitled to vote. The result of the vote was as follows:

For	Against	Abstain	Total

Total Vote	7,100,874	2,036,505	205,301	9,342,680
Percentage	76.0%	21.8%	2.2%	100.0%

Item 5 is not applicable and has been omitted.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Articles of Incorporation of Pacific Northwest Bancorp (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

3.2	Bylaws of Pacific Northwest Bancorp (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

3.2.1	Amendment to the Bylaws adopted March 20, 2001 is filed with this report.

10	Material contracts of Pacific Northwest Bancorp (incorporated by reference to Exhibits 10.1 through 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.17	Employment Agreement and its First Amendment entered into between Pacific Northwest Bancorp and George P. Brace is filed with this report.

10.18	Letter of amendment to the Employment Agreement of Kim S. Brace is filed with this report.

(b)	Reports on Form 8-K

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

Dated:  August 10, 2001