Form 10-Q
period 2001-09-30
PACIFIC NORTHWEST BANCORP
filed 2001-11-13
CIK 949504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended September 30, 2001

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

(206) 624-0600
Registrant's telephone number including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒ NO ☐

As of October 30, 2001, 15,600,428 shares of common stock were outstanding with no par value.

PACIFIC NORTHWEST BANCORP

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Statements of Financial Condition as of September 30, 2001 and December 31, 2000

Consolidated Statements of Income for the three and nine month periods ended September 30, 2001 and 2000

Consolidated Statements of Shareholders’ Equity for the nine-month periods ended September 30, 2001 and 2000

Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2001 and 2000

Notes to Unaudited Consolidated Financial Statements

Item 2.	Management Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

Dollars in thousands	September 30, 2001	December 31, 2000
Assets
Cash and due from banks
Non-interest-bearing	$58,880	$70,566
Interest-bearing	88	8,295
Federal funds sold and securities purchased under agreements to resell	5,100	7,467
Securities available for sale	784,947	840,489
Securities held to maturity	--	64,741
Loans receivable	1,808,428	1,776,108
Allowance for losses on loans	(19,618)	(17,561)
Net loans receivable	1,788,810	1,758,547
Loans held for sale	38,640	14,187
Interest receivable	16,883	19,762
Other real estate	7,861	9,909
Premises and equipment	52,023	58,466
Goodwill and other intangible assets	18,792	20,701
Other assets	25,904	9,740
Total assets	$2,797,928	$2,882,870
Liabilities
Deposits:
Non-interest-bearing	$233,054	$244,100
Interest-bearing	1,450,142	1,473,008
Total deposits	1,683,196	1,717,108
Federal Home Loan Bank (FHLB) advances	684,300	643,200
Securities sold under agreements to repurchase	152,953	274,920
Guaranteed preferred beneficial interests in subordinated debt	38,500	40,000
Other borrowings	12,894	1,753
Other liabilities	26,458	27,153
Total liabilities	2,598,301	2,704,134
Shareholders’ Equity
Common stock, no par value
Authorized shares 30,000,000
Issued and outstanding: 15,596,136 and 15,494,357 shares	--	--
Paid-in-capital	27,013	26,291
Retained earnings	168,180	159,613
Accumulated other comprehensive gain (loss)	5,248	(5,500)
Debt related to employee stock ownership plan (ESOP)	(814)	(1,668)
Total shareholders' equity	199,627	178,736
Total liabilities and shareholders’ equity	$2,797,928	$2,882,870

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

For the three and nine month periods ended September 30, 2001 and 2000

Dollars in thousands, except per share amounts	Three-month periods		Nine-month periods
	2001	2000	2001	2000
Interest Income
Loans receivable and loans held for sale	$38,354	$41,431	$117,457	$120,034
Securities available for sale	12,166	12,121	39,452	37,944
Securities held to maturity	--	1,105	--	3,281
Other	143	366	580	1,246
	50,663	55,023	157,489	162,505
Interest Expense
Deposits	13,652	16,637	47,665	45,532
FHLB advances and other borrowings	7,231	11,088	24,804	32,766
Securities sold under agreements to repurchase	2,168	4,363	9,314	13,057
Guaranteed preferred beneficial interests in subordinated debt	987	987	2,963	2,962
	24,038	33,075	84,746	94,317
Net interest income	26,625	21,948	72,743	68,188
Provision for losses on loans	1,550	1,400	4,350	3,350
Net interest income after provision for losses on loans	25,075	20,548	68,393	64,838
Non-interest Income
Service fees	3,174	2,944	9,307	8,708
Investment product fees and insurance commissions	571	734	1,792	2,210
Gain on sale of loans	584	635	1,556	668
Gain (loss) on sale of securities available for sale	514	5	1,658	(6,770)
Gain on sale of partnership	--	--	574	--
Other	596	574	1,747	1,897
	5,439	4,892	16,634	6,713
Non-interest Expense
Compensation and employee benefits	9,732	10,031	28,812	29,877
General and administrative	5,790	4,320	15,954	13,113
Occupancy and equipment	3,120	2,681	8,924	7,674
Data processing	1,967	1,381	5,558	3,888
Other Real Estate Owned	147	11	161	2,166
Conversion and integration	--	1,827	1,290	5,354
Severance and employment agreements	--	120	200	3,325
Impairment of goodwill	--	--	--	748
	20,756	20,371	60,899	66,145
Income before income tax expense	9,758	5,069	24,128	5,406
Income tax expense	3,651	1,861	9,024	2,451
Net income	$6,107	$3,208	$15,104	$2,955
Basic net income per share	$0.39	$0.21	$0.97	$0.19
Diluted net income per share	$0.39	$0.21	$0.96	$0.19
Dividends declared per share	$0.14	$0.14	$0.42	$0.42

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

Dollars in thousands, except share data	Common Stock, no par value Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Debt Related To ESOP	Total
January 1, 2000	15,800,377	$33,297	$162,043	$(20,640)	$(2,980)	$171,720
Dividends declared, $0.42 per share			(6,522)			(6,522)
Issuance of common stock:
Stock option plans and stock grants	104,897	752				752
ESOP debt repayment	36,227				984	984
Purchase and retirement of common stock	(468,000)	(7,861)				(7,861)
Comprehensive income:
Net income			2,955			2,955
Other comprehensive income (loss) -
Unrealized loss on securities available for sale, net of taxes of $(82)				(152)		(152)
Reclassification adjustment for losses included in net income, net of taxes of $2,370				4,400		4,400
Total comprehensive income *						7,203
September 30, 2000	15,473,501	$26,188	$158,476	$(16,392)	$(1,996)	$166,276

January 1, 2001	15,494,357	$26,291	$159,613	$(5,500)	$(1,668)	$178,736
Dividends declared, $0.42 per share			(6,537)			(6,537)
Issuance of common stock:
Stock option plans	71,538	722				722
ESOP debt repayment	30,241				854	854
Comprehensive income:
Net income			15,104			15,104
Other comprehensive income (loss) -
Reclassification of securities held to maturity to securities available for sale, net of taxes of $(321)				(597)		(597)
Unrealized gain on securities available for sale, net of taxes of $6,690				12,423		12,423
Reclassification adjustment for gains included in net income, net of taxes of $580				(1,078)		(1,078)
Total comprehensive income *						25,852
September 30, 2001	15,596,136	$27,013	$168,180	$5,248	$(814)	$199,627

* Comprehensive Income for the three months ended September 30, 2001 and 2000 was $14,335 and $7,220, respectively.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine-month periods ended September 30,
Dollars in thousands	2001	2000
Operating Activities
Net income	$15,104	$2,955
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,763	4,227
Amortization of intangible assets	1,908	1,458
Impairment of goodwill	--	748
Provision for losses on loans	4,350	3,350
Write-downs on other real estate	542	2,168
Amortization (accretion) of premiums and discounts, net	(214)	96
Gain on sale of loans	(1,556)	(668)
Loss (gain) on sale of securities available for sale	(1,658)	6,770
Gain on sale of other real estate	(523)	(141)
Loan fees deferred, net of amortization	1,752	682
FHLB stock dividends	(2,220)	(2,169)
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	2,879	(2,300)
(Increase) decrease in other assets	(16,215)	(6,554)
Increase (decrease) in other liabilities	(6,444)	28,651
Net cash provided by operating activities	$2,468	$39,273
Investing Activities
Purchases of securities available for sale	(282,995)	(130,472)
Proceeds from maturing and principal repayments on securities available for sale	356,556	59,895
Proceeds from sale of securities available for sale	67,350	126,343
Proceeds from maturing and principal repayments on securities held to maturity	--	2,663
Proceeds from sale of loans	104,256	147,089
Net increase in loans receivable	(167,958)	(289,998)
Proceeds from sale of other real estate	8,527	5,770
Improvements capitalized to other real estate	(1,136)	(431)
Purchases of premises and equipment	(4,442)	(8,057)
Proceeds from sales of premises and equipment	5,200	--
Purchases of FHLB stock	--	(770)
Net (increase) decrease in federal funds sold and securities purchased under agreements to resell	2,367	(1,100)
Net cash provided by (used in) investing activities	$87,725	$(89,068)

Dollars in thousands	Nine-month periods ended September 30,
	2001	2000
Financing Activities
Net increase in deposits	$28,260	$24,865
Net increase (decrease) in certificates of deposit	(62,172)	55,824
Proceeds from FHLB advances, securities sold under agreements to repurchase, and other borrowings	2,241,045	1,319,995
Repayment of FHLB advances, securities sold under agreements to repurchase and other borrowings	(2,309,916)	(1,366,082)
Purchase of Interwest Capital Trust I – capital securities	(1,500)	--
Dividends paid to shareholders	(6,525)	(6,595)
Purchase and retirement of common stock	--	(7,861)
Issuance of common stock from exercise of stock options	722	677
Net cash provided by (used in) financing activities	(110,086)	20,823
Net decrease in cash and due from banks	(19,893)	(28,972)
Cash and due from banks
Beginning of period	78,861	114,062
End of period	$58,968	$85,090
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$88,020	$88,342
Income taxes	7,800	9,630
Non-cash investing and financing activities:
Loans receivable transferred to other real estate	4,440	5,553
Premises and equipment transferred to other real estate	923	279
Loans receivable securitized as securities available for sale	--	120,169
Transfer of securities from held to maturity to available for sale	64,741	--
ESOP debt repayment	854	984

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

The unaudited consolidated financial statements include the accounts of Pacific Northwest Bancorp and its wholly owned subsidiaries (collectively PNWB).  As of September 30, 2001, Pacific Northwest Bancorp’s wholly owned subsidiaries were Pacific Northwest Bank and InterWest Capital Trust I.  All material inter-company transactions and balances have been eliminated in consolidation.

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation are reflected in the unaudited interim consolidated financial statements.  The consolidated statements of income for the three and nine-month periods ended September 30, 2001 and 2000 are not necessarily indicative of the operating results for the full year.  For further information, refer to the consolidated financial statements and footnotes for the most recent annual period, December 31, 2000.

NOTE B  RECLASSIFICATIONS

Certain reclassifications have been made to prior financial statements to conform to current presentation.  The effects of the reclassifications are not considered material.

NOTE C NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted net income per share is calculated by dividing net income by diluted weighted average shares outstanding, which includes common stock equivalent shares outstanding using the treasury stock method, unless such shares are anti-dilutive.  Common stock equivalents include shares issuable upon exercise of stock options.  Unallocated shares relating to the employee stock ownership plan debt obligation are deducted in the calculation of weighted average shares outstanding.

The following table presents the computation of basic and diluted net income per share for the three and nine-month periods ended September 30:

	Three months		Nine months
Dollars in thousands, except share and per share amounts	2001	2000	2001	2000
Numerator:
Net income	$6,107	$3,208	$15,104	$2,955
Denominator:
Denominator for basic net income per share-
Weighted average shares	15,583,115	15,450,317	15,543,215	15,512,081
Effect of dilutive securities:
Stock options	167,660	83,360	154,077	121,887
Denominator for diluted net income per share-
Weighted average shares and assumed conversion of dilutive stock options	15,750,775	15,533,677	15,697,292	15,633,968
Basic net income per share	$0.39	$0.21	$0.97	$0.19
Diluted net income per share	$0.39	$0.21	$0.96	$0.19

NOTE D CONVERSION AND INTEGRATION EXPENSES

During the year ended December 31, 2000, PNWB initiated the process of converting its various subsidiary bank operating systems to a single enhanced operating system.  The conversion was completed on April 9, 2001.  Conversion and integration expenses were expensed as incurred.  Total expenses associated with conversion and integration efforts were $0 and $1.8 million during the three-month periods ended September 30, 2001 and 2000, respectively.  Conversion and integration expenses were $1.3 million and $5.4 million for the nine-month periods ended September 30, 2001 and 2000, respectively.

NOTE E SEVERANCE AND EMPLOYMENT AGREEMENT EXPENSES

In conjunction with executive management changes and elimination of duplicate administrative functions, PNWB incurred $0 and $120,000 in severance and employment agreement expenses during the three-month periods ended September 30, 2001 and 2000, respectively.  Such expenses were $200,000 and $3.3 million for the nine-month periods ended September 30, 2001 and 2000, respectively.  There are approximately a total of 40 employees affected by these severance and employment agreements.  For the nine-month period ended September 30, 2001, $400,000 was paid out in accordance with the terms of the severance and employment agreements.  As of September 30, 2001, PNWB had an accrued liability of $2.1 million related to these agreements that will be paid out in future periods.

NOTE F BUSINESS SEGMENT INFORMATION

During the year ended December 31, 2000, PNWB consolidated its executive management functions and implemented a new organizational structure while consolidating the subsidiary banks into a single commercial bank using a single operating system.  Effective July 1, 2000, Pacific Northwest Bank and The Bank of Tukwila were merged into InterWest Bank.  Effective September 1, 2000, InterWest Bank changed its name to Pacific Northwest Bank.  As a result of these organizational changes, the financial information that is used by the chief operating decision maker in allocating resources and assessing performance is only provided for one reportable segment for the three and nine-month periods ended September 30, 2001 and 2000.

NOTE G SECURITIES PLEDGED UNDER AGREEMENTS TO REPURCHASE

Securities pledged under agreements to repurchase were $142.6 million and $299.6 million as of September 30, 2001 and December 31, 2000, respectively, and are included in securities available for sale and securities held to maturity in the consolidated statements of financial condition.  PNWB reclassified all securities held to maturity to securities available for sale on January 1, 2001 upon adoption of SFAS No. 133.

NOTE H ACCOUNTING CHANGES

In September 1998, the Financial Accounting and Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In September 2000, the FASB issued SFAS No. 138, which amended certain provisions of SFAS No. 133 to clarify specific areas presenting difficulties in implementation.  SFAS No. 133, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities.  It requires the recognition of all derivatives as either assets or liabilities in the statement of financial condition and the measurement of those instruments at estimated fair value.  In certain defined conditions, a derivative may be specifically designated as a hedge for a particular exposure.  The accounting for derivatives depends on the intended use of the derivatives and the resulting designation.  This statement was adopted by PNWB on January 1, 2001. The adoption of this statement did not have a material impact on PNWB’s financial condition or results of operations.  As permitted by the provisions of this statement, PNWB reclassified all securities held to maturity to securities available for sale on January 1, 2001.  This reclassification resulted in other comprehensive loss of $597,000, net of income taxes of $321,000.

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

In July 2001, the FASB issued SFAS No. 142 “Accounting for Goodwill and Other Intangible Assets”.  Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment or more frequently if impairment indicators arise.  Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.  The amortization provisions of SFAS No. 142 become effective on January 1, 2002 for goodwill and intangible assets in existence prior to June 30, 2001, but apply immediately to goodwill and intangible assets created after June 30, 2001.  This Statement will become effective on January 1, 2002.  The adoption of SFAS No. 142 is expected to reduce PNWB’s goodwill amortization by approximately $1.1 million ($729,000 after tax) on an annual basis beginning in fiscal 2002.

In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”.  This statement, which excludes goodwill, provides a single accounting model for long-lived assets to be disposed of.  It retains many of the fundamental recognition and measurement provisions of SFAS No. 121; however, it significantly changes the criteria that would have to be met to classify an asset as either held-for-sale or to be disposed of. SFAS No. 144 will become effective on January 1, 2002.  Management is currently evaluating the potential impact on PNWB’s financial condition or results of operations upon adoption of this statement.

Item 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is provided for the unaudited consolidated financial condition and results of operations of Pacific Northwest Bancorp, which includes its wholly owned subsidiaries (collectively PNWB).  As of September 30, 2001, Pacific Northwest Bancorp’s wholly owned subsidiaries were Pacific Northwest Bank and InterWest Capital Trust I.  The purpose of this discussion is to focus on significant factors concerning PNWB’s financial condition and results of operations.  This discussion should be read along with the unaudited consolidated financial statements for an understanding of the following discussion and analysis. Certain reclassifications have been made to prior period balances to conform to current presentation.  The effects of such reclassifications are not considered material.

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

Pacific Northwest Bancorp completed the acquisition of six commercial banking institutions between 1996 and 1999, which added a total of $668 million in assets as measured at the respective acquisition dates.  The following table summarizes pertinent information related to the completed acquisitions:

Acquisition Date	Institution	Total Assets At Acquisition Date (dollars in thousands)	Common Shares Issued
August 31, 1996	Central Bancorporation (1)	$206,093	2,147,391
January 15, 1998	Puget Sound Bancorp, Inc.(1)	53,109	586,420
September 15, 1998	Pacific Northwest Bank (1)	200,219	2,346,081
September 16, 1998	Pioneer Bancorp, Inc. (1)	108,399	692,846
August 31, 1998	Kittitas Valley Bancorp, Inc. (2)	47,441	229,831	*
October 1, 1999	NBT Northwest Bancorp (2)	53,018	677,109

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

RESULTS OF OPERATIONS

PNWB had net income of $6.1 million for the three-month period ended September 30, 2001, compared to $3.2 million for the three-month period ended September 30, 2000.  Diluted net income per share was $0.39 for the three-month period ended September 30, 2001, compared to $0.21 for the three-month period ended September 30, 2000.  PNWB’s return on average shareholders’ equity was 12.83 percent for the three-month period ended September 30, 2001, compared to 7.87 percent for the three-month period ended September 30, 2000.  PNWB’s return on average assets was 0.88 percent for the three-month period ended September 30, 2001, compared to 0.46 percent for the three-month period ended September 30, 2000.

PNWB had net income of $15.1 million for the nine-month period ended September 30, 2001 compared to $3.0 million for the nine-month period ended September 30, 2000.  Diluted net income per share was $0.96 for the nine-month period ended September 30, 2001, compared to $0.19 for the nine-month period ended September 30, 2000.  PNWB’s return on average shareholders’ equity was 10.81 percent for the nine-month period ended September 30, 2001, compared to 2.37 percent for the nine-month period ended September 30, 2000. PNWB’s return on average assets was 0.71 percent for the nine-month period ended September 30, 2001, compared to 0.14 percent for the nine-month period ended September 30, 2000.

The following table summarizes net income , net income per share and key financial ratios for the three and nine-month periods ended September 30:

	Three months		Nine months
Dollars in thousands, except per share amounts	2001	2000	2001	2000
Net income	$6,107	$3,208	$15,104	$2,955
Basic net income per share	$0.39	$0.21	$0.97	$0.19
Diluted net income per share	$0.39	$0.21	$0.96	$0.19
Return on average shareholders’ equity	12.83%	7.87%	10.81%	2.37%
Return on average assets	0.88%	0.46%	0.71%	0.14%
Net interest margin	4.04%	3.37%	3.67%	3.49%
Efficiency ratio	64.73%	75.90%	68.14%	88.31%

Net Interest Income | PNWB’s net income is significantly affected by changes in net interest income, which is the difference between interest income received on loans receivable and other interest-earning assets and interest expense on deposits and borrowings.  PNWB’s net interest income is sensitive to changes in interest rates.  While interest rates began declining in the first quarter of 2001, the positive impact on net interest income was delayed until the second and third quarters because short-term borrowings and certificates of deposit reprice according to maturity schedules.  Furthermore, interest rate changes have a greater initial impact on loan yields than on the cost of deposits and borrowings as variable rate loans reprice immediately.  PNWB continues to change the composition of its balance sheet to reduce its interest rate sensitivity.  Management does not expect that net interest income and net interest margin to continue to improve at the same rate for the rest of the year.

Net interest income was $26.7 million for the three-month period ended September 30, 2001, compared to $21.9 million for the three-month period ended September 30, 2000.  Net interest income was $72.7 million for the nine-month period ended September 30, 2001, compared to $68.2 million for the nine-month period ended September 30, 2000.  The increases in net interest income for both the three and nine-month periods ended September 30, 2001 were primarily due to more significant decreases in the cost of funds as compared to decreases in yield on earning assets.

Interest income was $50.7 million for the three-month period ended September 30, 2001, compared to $55.0 million for the three-month period ended September 30, 2000.  Interest income was $157.5 million for the nine-month period ended September 30, 2001, compared to $162.5 million for the nine-month period ended September 30, 2000.  The decreases for both the three and nine-month periods ended September 30, 2001 were due to lower yields earned on both loans receivable and investment securities as a result of lower market interest rates.  The yield on interest-earning assets was 7.69 percent for the three-month period ended September 30, 2001, compared to 8.45 percent for the same period in 2000.  The yield on interest-earning assets was 7.95 percent for the nine-month period ended September 30, 2001, compared to 8.31 percent for the same period in 2000.   However, the decreases were partially offset by increases in the average balance of loans receivable and changes in the composition of average loans receivable with a greater percentage comprised of commercial and commercial real estate loans compared to single-family residential mortgage loans.

Interest expense was $24.0 million for the three-month period ended September 30, 2001, compared to $33.1 million for the three-month period ended September 30, 2000.  Interest expense was $84.7 million for the nine-month period ended September 30, 2001, compared to $94.3 million for the nine-month period ended September 30, 2000.  The decreases in net interest expense for both the three and nine-month periods ended September 30, 2001 were due to a decrease in both the cost of funds and the average balance of interest-bearing liabilities.  The cost of funds was 4.07 percent for the three-month period ended September 30, 2001, compared to 5.49 percent for the three-month period ended September 30, 2000. The cost of funds decreased primarily due to reductions of market interest rates throughout the first nine months of 2001 during which certificates of deposits repriced according to maturity schedules and borrowings matured and were replaced with borrowings with relatively lower interest rates.  In addition, the cost of funds declined due to a shift from higher cost certificates of deposit to lower cost interest-bearing deposits and money market accounts.

Net interest margin, which is net interest income divided by average interest-earning assets, was 4.04 percent for the three-month period ended September 30, 2001, compared to 3.37 percent for the three-month period ended September 30, 2000.  Net interest margin was 3.67 percent for the nine-month period ended September 30, 2001, compared to 3.49 percent for the nine-month period ended September 30, 2000.  The increases in net interest margin for both the three and nine-month periods ended September 30, 2001 were due to changes in the mix of earning assets and decreases in cost of funds which resulted from reductions in market interest rates and the restructuring of the funding base.

Average Rates and Balances | The following table indicates the average balances and average interest rates earned or expensed, net interest spread and net interest margin for the three-month periods ended September 30:

	2001		2000
Dollars in thousands	Average Balance	Rate	Average Balance	Rate
Loans receivable and loans held for sale	$1,822,369	8.38%	$1,803,380	9.19%
Securities available for sale, securities held to maturity and other interest-earning assets	803,699	6.13%	801,017	6.79%
Total interest-earning assets	2,626,068	7.69%	2,604,397	8.45%
Interest-bearing deposits	1,455,181	3.72%	1,397,102	4.74%
FHLB advances, securities sold under agreements to repurchase and other borrowings	888,959	4.64%	1,000,396	6.54%
Total interest-bearing liabilities	2,344,140	4.07%	2,397,498	5.49%
Non-interest-bearing deposits	$226,947		$218,942
Net interest spread		3.62%		2.96%
Net interest margin		4.04%		3.37%

The following table indicates the average balances and average interest rates earned or expensed, net interest spread and net interest margin for the nine-month periods ended September 30:

	2001		2000
Dollars in thousands	Average Balance	Rate	Average Balance	Rate
Loans receivable and loans held for sale	$1,808,652	8.67%	$1,767,790	9.05%
Securities available for sale, securities held to maturity and other interest-earning assets	836,749	6.38%	839,865	6.74%
Total interest-earning assets	2,645,401	7.95%	2,607,655	8.31%
Interest-bearing deposits	1,482,733	4.30%	1,364,282	4.46%
FHLB advances, securities sold under agreements to repurchase and other borrowings	897,124	5.53%	1,039,862	6.27%
Total interest-bearing liabilities	2,379,857	4.76%	2,404,144	5.24%
Non-interest-bearing deposits	$229,079		$214,936
Net interest spread		3.19%		3.07%
Net interest margin		3.67%		3.49%

The following table provides information on changes in net interest income for the periods that are attributable to changes in interest rates and changes in volume:

	Three-month periods Sept. 30, 2001 vs. 2000			Nine-month periods Sept. 30, 2001 vs. 2000
	Increase (Decrease)			Increase (Decrease)
	Due to changes in			Due to changes in
Dollars in thousands	Rate	Volume	Total	Rate	Volume	Total
Interest-earning assets
Loans receivable and loans held for sale	$(3,529)	$452	$(3,077)	$(5,058)	$2,481	$(2,577)
Securities available for sale, securities held to maturity and other interest-earning assets	(1,328)	45	(1,283)	(2,282)	(157)	(2,439)
Total net change in income on interest-earning assets	(4,857)	497	(4,360)	(7,340)	2,324	(5,016)
Interest-bearing liabilities
Interest-bearing deposits	3,640	(655)	2,985	1,841	(3,974)	(2,133)
FHLB advances, securities sold under agreement to repurchase and other borrowings	4,368	1,684	6,052	5,507	6,197	11,704
Total net change in expense on interest-bearing liabilities	8,008	1,029	9,037	7,348	2,223	9,571
Net change in net interest incomeinterest income	$3,151	$1,526	$4,677	$8	$4,547	$4,555

Provision for losses on loans | The provision for losses on loans was $1.6 million for the three-month period ended September 30, 2001, compared to $1.4 million for the three-month period ended September 30, 2000. The provision for losses on loans was $4.4 million for the nine-month period ended September 30, 2001, compared to $3.4 million for the nine-month period ended September 30, 2000.  Management increased the provision for losses on loans during the three and nine-month periods ended September 30, 2000 as a result of management’s concern about the deterioration of the Pacific Northwest economy and the resulting impact on known and inherent risk characteristics in the loan portfolio.  These risk characteristics include changes in the size and composition of the loan portfolio, delinquency levels, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectibility may not be assured.

Non-interest Income | Non-interest income was $5.4 million for the three-month period ended September 30, 2001, compared to $4.9 million for the three-month period ended September 30, 2000.  This increase was primarily due to an increase in gain on the sale of securities during the third quarter of 2001.  Non-interest income was $16.6 million for the nine-month period ended September 30, 2001, compared to $6.7 million for the nine-month period ended September 30, 2000.  This increase was primarily due to an increase in gains on sale of loans in 2001 and the $6.8 million loss incurred on the sale of securities in the second quarter of 2000.

Gains on the sale of loans were $584,000 for the three-month period ended September 30, 2001 compared to $635,000 for the three-month period ended September 30, 2000.  Gains on the sale of loans were $1.6 million for the nine-month period ended September 30, 2001 compared to $668,000 for the nine-month period ended September 30, 2000. As part of the transition to a commercial bank, PNWB changed its strategy with regards to the origination and retention of single-family mortgage loans during 2000.  The majority of PNWB’s single-family mortgage loan production is channeled to the secondary market with less single-family mortgages retained in the loan portfolio.

Gains on the sale of securities available for sale were $514,000 and $1.7 million for the three and nine-month period ended September 30, 2001, respectively, compared to a gain of $5,000 and a loss of $6.8 million for the three and nine-month periods ended September 30, 2000.  The gains during the three and nine-month periods ended September 30, 2001 were primarily from the sale of mortgage-backed securities that were securitized from PNWB’s single-family mortgage loan portfolio in prior periods.  The loss during the first nine months of 2000 resulted from restructuring the company’s investment portfolio to better manage interest rate risk.

Service fees were $3.2 million for the three-month period ended September 30, 2001 compared to $3.0 million for the three-month period ended September 30, 2000.  Service fees were $9.3 million for the nine-month period ended September 30, 2001 compared to $8.7 million for the nine-month period ended September 30, 2000.  This increase is primarily due to increased fees received on deposit accounts.

Non-interest Expense | Non-interest expense was $20.8 million for the three-month period ended September 30, 2001, compared to $20.4 million for the three-month period ended September 30, 2000.  Non-interest expense was $60.9 million for the nine-month period ended September 30, 2001, compared to $66.1 million for the nine-month period ended September 30, 2000.  Non-interest expense for the three and nine months ended September 30, 2000 included conversion and integration expenses, costs associated with severance and employment agreements, goodwill impairment and write-downs on other real estate.

Compensation and employee benefits were $9.7 million for the three-month period ended September 30, 2001, compared to $10.0 million for the three-month period ended September 30, 2000.  Compensation and employee benefits were $28.8 million for the nine-month period ended September 30, 2001, compared to $29.9 million for the nine-month period ended September 30, 2000.  This decrease in compensation and employee benefits was primarily due to the consolidation of certain executive and administrative functions.

Occupancy and equipment expense was $3.1 million and $8.9 million for the three and nine-month periods ended September 30, 2001, respectively, compared to $2.7 million and $7.7 million for the three and nine-month periods ended September 30, 2000.  Data processing expense was $2.0 million and $5.6 million for the three and nine-month periods ended September 30, 2001, respectively, compared to $1.4 million and $3.9 million for the three and nine-month periods ended September 30, 2000.  The increase in occupancy and equipment and data processing expense reflects increased costs associated with PNWB’s new commercial bank operating system.

Income Tax Expense | Income tax expense was $3.7 million for the three-month period ended September 30, 2001, compared to $1.9 million for the three-month period ended September 30, 2000. Income tax expense was $9.0 million for the nine-month period ended September 30, 2001, compared to $2.5 million for the nine-month period ended September 30, 2000.  The increase in income tax expenses was consistent with the higher income before taxes adjusted for permanent differences for tax purposes.

REVIEW OF FINANCIAL CONDITION

PNWB’s consolidated assets were $2.80 billion as of September 30, 2001, compared to $2.88 billion as of December 31, 2000.

Securities | As of September 30, 2001, PNWB had $784.9 million of securities available for sale, compared to $840.5 million as of December 31, 2000.  As permitted by the provisions of SFAS No. 133, PNWB reclassified all securities held to maturity to securities available for sale effective January 1, 2001.  As such, PNWB did not have any securities held to maturity as of September 30, 2001, compared to $64.7 million as of December 31, 2000.

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

Loans Receivable and Loans Held for Sale | Net loans receivable were $1.79 billion as of September 30, 2001, compared to $1.76 billion as of December 31, 2000.  Growth in loans receivable would have been more significant during the nine-month period ended September 30, 2001; however, approximately $103.1 million of single-family mortgage loans were sold during the period and the balance of single-family mortgage loans outstanding decreased by $53.2 million from December 31, 2000 to September 30, 2001.

Commercial loans outstanding totaled $548.2 million as of September 30, 2001, an increase of $71.0 million from December 31, 2000.  Commercial real estate mortgage loans outstanding totaled $456.7 million as of September 30, 2001, an increase of $81.0 million from December 31, 2000.  Commercial and commercial real estate loans outstanding represented 54.1 percent of total gross loans as of September 30, 2001, an increase from 47.4 percent of total gross loans as of December 31, 2000.  Growth in commercial lending should shorten duration risk and increase net interest margin.

Single-family residential mortgage loans outstanding totaled $376.0 million as of September 30, 2001 compared to $429.3 million as of December 31, 2000.  As part of the transition to a commercial bank, PNWB changed its strategy with regard to the origination and retention of single-family mortgage loans during 2000.  The majority of PNWB’s single-family mortgage loan production is being channeled directly to the secondary market with servicing rights released.

Real estate construction loans outstanding totaled $305.1 million as of September 30, 2001 compared to $330.3 million as of December 31, 2000.

Loans held for sale totaled $38.6 million as of September 30, 2001 compared to $14.2 million as of December 31, 2000.  Loans held for sale are carried at the lower of cost or estimated fair value in aggregate.  Loans held for sale are generally single-family mortgage loans and loans originated under a Small Business Administration program.  Loans held for sale are typically sold to other financial institutions.

The following table sets forth the composition of PNWB’s loan portfolio by type as of the dates indicated:

Dollars in thousands	September 30, 2001	December 31, 2000
Commercial loans	$548,182	$477,224
Real estate mortgage loans
Single-family residential	376,035	429,257
Commercial	456,688	375,699
Real estate construction	305,057	330,267
Consumer loans	119,757	129,379
Agricultural loans	50,834	57,224
	1,856,553	1,799,050
Less:
Loans held for sale	38,640	14,187
Allowance for losses on loans	19,618	17,561
Deferred loan fees and discounts	9,485	8,755
Net loans receivable	$1,788,810	$1,758,547

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

Non-accrual loans totaled $16.5 million as of September 30, 2001 compared to $13.9 million as of December 31, 2000. This increase was primarily due to the placement of a $3.4 million commercial loan on non-accrual status during the first quarter of 2001 and an increase in non-accrual agricultural loans of $1.6 million, partially offset by a decrease in non-accrual real estate construction loans of $2.5 million.  Non-accrual agricultural loans increased due to the weakness of the agricultural economy in central Washington.  Other real estate was $7.9 million as of September 30, 2001 compared to $9.9 million as of December 31, 2000.  This decrease was due to increased sales of other real estate owned.  Total non-performing assets, including non-accrual loans and other real estate, totaled $24.3 million or 0.87 percent of consolidated assets as of September 30, 2001, compared to $23.8 million or 0.83 percent of consolidated assets as of December 31, 2000.

The following table summarizes non-performing assets as of the dates indicated:

Dollars in thousands	September 30, 2001	December 31, 2000
Non-accrual loans
Commercial loans	$7,631	$2,215
Real estate mortgage loans
Single-family residential	4,040	5,020
Commercial	657	1,231
Real estate construction	1,434	3,920
Consumer loans	234	225
Agricultural loans	2,469	1,272
Total non-accrual loans	16,465	13,883
Other real estate	7,861	9,909
Total non-performing assets	$24,326	$23,792

Allowance for Losses on Loans | The allowance for losses on loans was $19.6 million or 1.08 percent of loans receivable as of September 30, 2001, compared to $17.6 million or 0.99 percent of loans receivable as of December 31, 2000.  Net loan charge-offs were $2.3 million or 0.17 percent of the average balance of loans outstanding for the nine-month period ended September 30, 2001.  Net loan charge-offs were $2.0 million or 0.15 percent of the average balance of loans outstanding for the nine-month period ended September 30, 2000.

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

The allowance for losses on loans is maintained at an amount to sufficiently provide for estimated losses based on evaluating known and inherent risks in the loan portfolio.  Management analyzes certain factors underlying the quality of the loan portfolio.  These factors include changes in the size and composition of the loan portfolio, delinquency levels, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectibility may not be assured.  Management has assessed the impact on the credit risk in the loan portfolio as a result of the recent tragedies and layoffs announced locally and around the country.  To date, delinquency trends and classified loan levels relative to comparable periods do not indicate any deterioration in the loan portfolio.  Currently, management is not aware of any unusually large loan concentrations in industries impacted by the recent events.  However, management increased the provision for losses on loans by $150,000 during the quarter ended September 30, 2001 based on concerns resulting from the inherent risk in the loan portfolio associated with the deterioration of the economy. Management continues to assess the impact of recent events and focus on identifying potential problem credits and any loss exposure in a timely manner.  Concentration and related limits will also be subject to on-going assessment.

PNWB believes it has established its allowance for losses on loans in accordance with accounting principles generally accepted in the United States.  However, there can be no assurance that in the future, regulators, when reviewing PNWB's loan portfolio, will not request PNWB to increase its allowance for losses on loans, thereby affecting PNWB's financial condition and results of operations.

PNWB’s allowance for losses on loans is allocated to significant loans, certain loan categories based on the relative risk characteristics, asset classifications and actual loss experience of the loan portfolio.  Although the allocation of the allowance for losses on loans is an important credit management tool, the entire allowance for losses on loans is available for the entire loan portfolio.  Management reviewed the allocations in the various loan categories and believes the allowance for losses on loans was adequate as of September 30, 2001.

The following tables summarize the activity in allowance for losses on loans during the three and nine-month periods ended September 30:

	Three months		Nine months
Dollars in thousands	2001	2000	2001	2000
Allowance as of beginning of period	$18,916	$15,538	$17,561	$15,182
Provision for losses on loans	1,550	1,400	4,350	3,350
Recoveries	535	194	1,023	373
Charge-offs	(1,383)	(539)	(3,316)	(2,312)
Allowance as of end of period	$19,618	$16,593	$19,618	$16,593

Goodwill and Other Intangible Assets | Goodwill arising from acquisitions represents the excess of the purchase price over the estimated fair value of net assets acquired.

Other intangible assets consist primarily of loan servicing rights.  Loan servicing rights are capitalized when acquired either through the purchase or origination of loans that are subsequently sold or securitized with the servicing rights retained. The estimated fair value of loan servicing rights at the date of the sale of loans is determined based on the discounted present value of expected future cash flows using key assumptions for servicing income and costs and prepayment rates on the underlying loans. The estimated fair value is periodically evaluated for impairment by comparing actual cash flows and estimated future cash flows from servicing assets to those estimated at the time servicing assets were originated.  Loan servicing rights are amortized as an offset to service fees in proportion to and over the period of estimated net servicing income.

Goodwill and other intangible assets are amortized using the straight-line and accelerated methods over periods not exceeding twenty years.

Goodwill and other intangible assets consisted of the following as of the dates indicated:

Dollars in thousands	September 30, 2001	December 31, 2000
Goodwill	$16,416	$17,242
Loan servicing intangibles	1,909	2,861
Other	467	598
	$18,792	$20,701

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

Non-interest-bearing deposits were $233.1 million as of September 30, 2001 compared to $244.1 million as of December 31, 2000.  Non-interest-bearing deposits represented 13.9 percent and 14.2 percent of total deposits as of September 30, 2001 and December 31, 2000, respectively.  Interest-bearing transaction accounts (which include interest-bearing checking, money market and savings accounts) totaled $618.3 million as of September 30, 2001 compared to $569.7 million as of December 31, 2000.  Interest-bearing transaction accounts represented 36.7 percent of total deposits as of September 30, 2001, compared to 33.2 percent as of December 31, 2000.

Certificates of deposit totaled $831.8 million as of September 30, 2001, compared to $903.4 million as of December 31, 2000.  Certificates of deposit represented 49.4 percent of total deposits as of September 30, 2001, a decrease from 52.6 percent as of December 31, 2000.

The following table sets forth the balances of deposits by account type as of the dates indicated:

Dollars in thousands	September 30, 2001	December 31, 2000
Non-interest-bearing deposits	$233,054	$244,100
Interest-bearing checking accounts	211,222	201,894
Money market accounts	312,082	266,933
Savings accounts	94,993	100,831
Certificates of deposit	831,845	903,350
Total	$1,683,196	$1,717,108

FHLB Advances and Securities Sold Under Agreements to Repurchase | PNWB borrows through advances from the Federal Home Loan Bank (FHLB) and securities sold under agreements to repurchase with third parties. These borrowing sources totaled $837.3 million as of September 30, 2001 compared to $918.1 million as of December 31, 2000.  The need for this type of borrowings decreased as a result of the overall decrease in assets and increase in shareholder’s equity, partially offset by decreases in deposits.

The FHLB provides credit for member financial institutions.  As members, financial institutions are required to own capital stock in the FHLB, and are authorized to apply for advances on the security of such stock, certain home mortgages and other assets (principally securities that are obligations of, or guaranteed by, the United States).  Advances are made to member financial institutions pursuant to several different programs.  These programs are generally designed to meet the financial institution's need while still reflecting market terms and conditions.  PNWB uses advances from the FHLB to supplement funds available to lend and to meet liquidity guidelines.  Interest rates on these advances vary in response to general economic conditions.  PNWB also uses the securities market for borrowings by utilizing its securities available for sale as collateral. These borrowings are collateralized by securities with an estimated fair value exceeding the face value of the borrowings.

Other borrowings | Other borrowings were $12.9 million as of September 30, 2001 compared to $1.8 million as of December 31, 2000.  This increase is due to Pacific Northwest Bancorp borrowing $12 million from another financial institution during the nine-month period ended September 30, 2001. This borrowing qualifies as Tier II capital under the capital guidelines of the Federal Reserve Board.

Guaranteed Preferred Beneficial Interests in Subordinated Debt  | On November 15, 1999, $40 million of 9.875 percent Capital Securities were issued by InterWest Capital Trust I (the Trust).  The proceeds of the offering were invested by the Trust in junior subordinated debentures of Pacific Northwest Bancorp.  The debentures held by the Trust are the sole assets of the Trust.  The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures.  The debentures will not mature earlier than November 15, 2009, and not later than November 15, 2029.  Pacific Northwest Bancorp entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees.  The capital securities qualify as Tier I capital under the capital guidelines of the Federal Reserve Board.  In September 2001, Pacific Northwest Bancorp purchased $1.5 million of the capital securities in an effort to reduce funding costs.

Shareholders’ Equity | PNWB is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors.  PNWB manages various capital levels at both the holding company and subsidiary bank level to maintain adequate capital ratios and levels in accordance with external regulations and capital guidelines established by the Board of Directors.

PNWB’s total shareholders’ equity was $199.6 million as of September 30, 2001, an increase of $20.9 million from $178.7 million as of December 31, 2000.  The increase in shareholders’ equity was due to net income, other comprehensive income, the issuance of common stock under stock option plans and repayments on the ESOP loan partially offset by dividends declared to shareholders.  Book value per share was $12.80 as of September 30, 2001, compared to $11.54 as of December 31, 2000.  During the nine-month period ended September 30, 2001, Pacific Northwest Bancorp declared cash dividends totaling $0.42 per share.

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

The regulations define the relevant capital levels for the five categories.  In general terms, the capital definitions are as follows:

	Total Capital (to Risk Weighted Assets)	Tier 1 (to Risk Weighted Assets)	Tier 1 (to Average Assets)
Well capitalized	10%	6%	5%
Adequately capitalized	8%	4%	4%
Undercapitalized	Below 8%	Below 4%	Below 4%
Significantly undercapitalized	Below 6%	Below 3%	Below 3%
Critically undercapitalized	-	-	2 % or less

Pacific Northwest Bancorp is subject to risk-based capital guidelines issued by the FRB, which establish a risk-adjusted ratio relating capital to different categories of assets.  Tier I capital is comprised of shareholders’ equity and guaranteed preferred beneficial interests in subordinated debt less certain intangibles, and excludes the equity impact of adjusting securities available for sale to estimated fair value. Total capital is Tier I capital, the allowance for losses on loans and certain long-term debt that qualifies for inclusion as regulatory capital.  The FRB’s risk-based capital rules have been supplemented by a leverage capital ratio, defined as Tier I capital to adjusted quarterly average total assets.  As of September 30, 2001, under the FRB’s capital guidelines, PNWB’s levels of consolidated regulatory capital exceeded the FRB’s well-capitalized requirements.  The capital amounts and ratios for Pacific Northwest Bancorp and Pacific Northwest Bank as of September 30, 2001 and December 31, 2000, are presented in the following table:

					To Be Well Capitalized Under Prompt Corrective Action Provisions
CAPITAL RATIOS			For Capital Adequacy Purposes
	Amount
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2001
Pacific Northwest Bancorp
Total capital (to risk-weighted assets)	$247,423	11.76%	$168,347	8.0%	$210,434	10.0%
Tier I capital (to risk-weighted assets)	215,805	10.26%	84,174	4.0%	126,260	6.0%
Tier I capital (to average assets)	215,805	7.71%	111,976	4.0%	139,970	5.0%
Pacific Northwest Bank:
Total capital (to risk-weighted assets)	$245,020	11.72%	$167,320	8.0%	$209,150	10.0%
Tier I capital (to risk-weighted assets)	225,402	10.78%	83,660	4.0%	125,490	6.0%
Tier I capital (to average assets)	225,402	8.07%	111,687	4.0%	139,609	5.0%
December 31, 2000
Pacific Northwest Bancorp:
Total capital (to risk-weighted assets)	$223,657	11.05%	$161,912	8.0%	$202,391	10.0%
Tier I capital (to risk-weighted assets)	206,096	10.18%	80,956	4.0%	121,434	6.0%
Tier I capital (to average assets)	206,096	7.23%	114,066	4.0%	142,583	5.0%
Pacific Northwest Bank:
Total capital (to risk-weighted assets)	$221,312	10.96%	$161,548	8.0%	$201,935	10.0%
Tier I capital (to risk-weighted assets)	203,751	10.09%	80,774	4.0%	121,161	6.0%
Tier I capital (to average assets)	203,751	7.30%	111,703	4.0%	139,629	5.0%

As of September 30, 2001, Pacific Northwest Bank was in compliance with well-capitalized capital requirements. Management believes that under the current regulations Pacific Northwest Bank will continue to meet well-capitalized capital requirements in the foreseeable future.  However, events beyond the control of Pacific Northwest Bank, such as a downturn in the economy in areas where Pacific Northwest Bank has most of its loans, could adversely affect future earnings and, consequently, the ability of Pacific Northwest Bank to meet future well-capitalized capital requirements.

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

The analysis of liquidity also includes a review of PNWB’s consolidated statement of cash flows for the nine-month period ended September 30, 2001.  The consolidated statement of cash flows details PNWB’s operating, investing and financing activities during the period.  The most significant items under operating activities include net income of $15.1 million for the nine-month period ended September 30, 2001 and a decrease in other liabilities of $6.4 million and an increase of other assets of $16.2 million.  Also included in operating activities are the add back of non-cash depreciation, amortization of intangible assets and the provision for losses of loans totaling $11.0 million.  Net cash provided by operating activities is also adjusted for the gains on the sale of loans and securities available for sale totaling $3.2 million.  Investing activities included proceeds from maturing and principal repayments on securities available for sale of $356.6 million, purchases of securities available for sale of $283.0 million and proceeds from the sale of securities available for sale of $67.4 million.  Investing activities also included a $168.0 million increase in loans receivable, $104.3 million of proceeds from the sale of loans and a $9.1 million proceeds from the sale of other real estate. During the period, financing activities included $68.9 million in borrowing repayments, net of borrowing proceeds, a $62.2 million decrease in certificates of deposit, a $28.3 million increase in deposits and a total of $6.5 million paid in cash dividends to shareholders.

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

Item 2, 3, 4, 5 are not applicable and have been omitted.

Item 6.                    Exhibits and Reports on Form 8-K

(a)   Exhibits

3.1	Articles of Incorporation of Pacific Northwest Bancorp (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).
3.2	Bylaws of Pacific Northwest Bancorp (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).
3.3	Amendment to the Bylaws of Pacific Northwest Bancorp (incorporated by reference to Exhibit 3.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
10

Material contracts of Pacific Northwest Bancorp (incorporated by reference to Exhibits 10.1 through 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and Exhibits 10.17 through 10.18 to the Registrant’s quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.19	Amended Pacific Northwest Bancorp 1996 Outside Directors Stock Options-for-fees Plan proposed in October 2001 is filed with this report.
10.20	Employment Agreement entered into between Pacific Northwest Bancorp and Kim S. Brace is filed with this report.
10.21	Severance Pay Agreement entered into between Pacific Northwest Bancorp and Bette J. Floray is filed with this report.
10.22	Change In Control Agreement entered into between Pacific Northwest Bancorp and Bette J. Floray is filed with this report.

(b) Reports on Form 8-K

PNWB filed a Current Report on Form 8-K on August 23, 2001 under item 5 announcing the resignation of Barney R. Beeksma as a director of PNWB effective August 15, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC NORTHWEST BANCORP

		By:	/s/ Patrick M. Fahey
Patrick M. Fahey,
President and Chief Executive Officer

/s/ Bette J. Floray
Bette J. Floray
Executive Vice President and Chief Financial Officer

Dated:	November 12, 2001