Form 10-K
period 2001-12-31
PACIFIC NORTHWEST BANCORP
filed 2002-03-28
CIK 949504

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-26632

Pacific Northwest Bancorp

(Exact name of registrant as specified in its charter)

Washington	91-1691216
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 Third Avenue, Suite 250, Seattle, Washington	98101
(Address of principal executive offices)	(Zip Code)

(206) 624-9761
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value per share
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the common stock held by non-affiliates of the Registrant was $370,419,243 based upon the closing price of the Registrant’s common stock as quoted on the Nasdaq National Market on February 22, 2002 of $23.91.

As of February 22, 2002, there were issued and outstanding 15,492,231 shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.    Management Discussion and Analysis and Consolidated Financial Statements included in the 2001 Financial Information distributed to shareholders with the 2001 Annual Report (Part II).

2.    Management Discussion and Analysis included in the December 31, 1999 Quarterly Report on Form 10-Q (Part II).

3.    Proxy Statement for the 2002 Annual Meeting of Shareholders (“Proxy Statement”). (Part III).

PART I

Item 1.  Business

General

Pacific Northwest Bancorp (Bancorp) is a bank holding company incorporated in the State of Washington in 1994.  The consolidated entity includes Bancorp and its wholly owned subsidiaries and is collectively referred to as PNWB.  As of December 31, 2001, Bancorp’s wholly owned subsidiaries were Pacific Northwest Bank and InterWest Capital Trust I.  As of December 31, 2001, PNWB had consolidated total assets of $2.7 billion, total loans receivable of $1.8 billion, total deposits of $1.6 billion and shareholders’ equity of $200.5 million.

Bancorp and PNWB previously conducted business as InterWest Bank which was organized in 1956 as Island Savings and Loan Association by two local business people who recognized the need to create a new business to help families obtain homes in the growing community of Oak Harbor on Whidbey Island, Washington.  On July 5, 1957, Island Savings began operations as the first state-chartered stock savings and loan association in the State of Washington.  By 1984, the name Island Savings and Loan Association was outgrown both as a geographic description and as an indicator of the scope of the company’s products and services.  On May 30, 1984, the name InterWest Savings Bank was ratified unanimously by shareholders and board members.

On January 17, 1995, the shareholders of InterWest Savings Bank approved a plan to reorganize InterWest Savings Bank into the holding company form of ownership.  The reorganization was completed on July 28, 1995, on which date InterWest Savings Bank became the wholly owned subsidiary of InterWest Bancorp, Inc., and the shareholders of InterWest Savings Bank became shareholders of InterWest Bancorp, Inc..  Subsequent to this reorganization, the holding company has engaged in no significant activity other than holding the stock of banking subsidiaries.

In November 1996, the name InterWest Savings Bank was changed to InterWest Bank to reflect the expansion of the business. In July 2000, subsequent to acquisition of six commercial banks, InterWest Bank converted its subsidiary bank charter from a state savings bank to a state commercial bank. This was consistent with a redefined focus to emphasize commercial banking activities.  Effective September 1, 2000, InterWest Bancorp, Inc. changed its name to Pacific Northwest Bancorp and the company’s commercial bank subsidiary, InterWest Bank, changed its name to Pacific Northwest Bank.  In conjunction with the name changes, PNWB moved its corporate headquarters to Seattle.

On June 20, 2000, the Board of Directors approved a change of PNWB’s fiscal year end from September 30 to December 31, retroactively to January 1, 2000.

Between 1996 and 1999, Bancorp completed the acquisition of six commercial banking institutions.  They were Central Bancorporation, Puget Sound Bancorp, Inc., Pacific Northwest Bank, Pioneer Bancorp, Inc., Kittitas Valley Bancorp, Inc., and NBT Northwest Bancorp.  These acquisitions added commercial banking assets of approximately $668 million, measured as of each acquisition date.  The acquisitions were accounted for using either the pooling-of-interests or purchase method of accounting.

PNWB provides a variety of financial products and services for both business and individual customers. Financial services of PNWB include the banking activities of accepting deposits from businesses and individuals and originating commercial and commercial real estate loans, residential loans, consumer loans, and agricultural loans.  PNWB will continue to emphasize changing the composition of the loan portfolio and the deposit base as part of the migration to a commercial bank.  These changes are intended to have a positive impact on net interest income and service fee revenue while continuing to meet the needs of PNWB’s customers. Investment products are also available through Pacific Northwest Financial Services, Inc. and insurance products are available through Pacific Northwest Insurance Agency, Inc., both wholly owned subsidiaries of Pacific Northwest Bank.

Business Segment Information

Between the period August 31, 1996 and October 1999, PNWB acquired six commercial banking institutions.  Subsequent to these acquisitions, PNWB managed at the subsidiary bank level.  Each subsidiary bank had a board of directors and an executive management team that was responsible for the operation and performance of the respective subsidiary bank.

During the year ended December 31, 2000, PNWB merged the subsidiary banks into one single bank.  In addition, PNWB consolidated its executive management functions and implemented a new organizational structure while converting multiple separate operating systems into a single operating system.  As a result of these organizational and system changes, the financial information that is used by the chief operating decision maker in allocating resources and assessing performance is only provided for one reportable segment as of December 31, 2001 and 2000.  Prior periods have been restated to reflect the change in segment reporting.

Market Area

Presently, PNWB conducts its business through 55 full-service branch offices in western and central Washington state.  In western Washington, PNWB serves the Interstate 5 corridor from the Canadian border south to Centralia and the Olympic Peninsula.  This market has benefited in recent years from growth in home construction necessitated by population increases.  PNWB’s other primary market area is central Washington, including Wenatchee, Ellensburg and Yakima, which is characterized by an agricultural base and less rapid population growth.

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

Growth Strategy

In 1995, PNWB implemented a strategy to increase its emphasis on commercial banking and to become a statewide institution.  The acquisition of Central Bancorporation in August of 1996 was an important first step in the implementation of this strategy.  In the ensuing three years, Bancorp completed five additional acquisitions.  These acquisitions added commercial banking assets of approximately $668 million, measured as of each acquisition date.  Additionally, PNWB opened several de novo branches in western Washington.  PNWB believes that its growth strategy will allow it to achieve greater diversification of its markets and products, enhance shareholder value by more effectively leveraging equity capital, and more effectively position itself to take advantage of acquisition opportunities in the rapidly changing financial services industry.

This growth strategy will have to come primarily from expansion into new markets.  In recognition of these factors, this growth strategy emphasizes: increasing commercial lending; acquiring commercial banks; de novo branching; providing non-deposit investment products; and improving technology to enhance services and realizing operating efficiencies.

A source of future growth may be through acquisitions.  Bancorp management believes that many other financial institutions are considering selling their institutions for a variety of reasons, including lack of shareholder liquidity, management succession issues, technology challenges, and increasing competition.  Bancorp actively reviews proposals for various acquisition opportunities.  Bancorp has a due diligence review process to evaluate potential acquisitions and has established parameters for potential acquisitions relating to market factors, financial performance and certain nonfinancial factors.  The objective of acquisitions will be to increase the opportunity for quality earning asset growth, deposit generation and fee-based income opportunities; diversify the earning assets portfolio and core deposit base through expansion into new geographic markets; maintain a well capitalized position after the acquisition; improve the potential profits from the combined operations through economies of scale; and enhance shareholder value measured through increasing return on equity and/or increasing earnings per share.  Successful completion of acquisitions by Bancorp depends on several factors such as the availability of suitable acquisition candidates, necessary regulatory and shareholder approval, and compliance with applicable capital requirements.  No assurance can be made that acquisition activity will continue in the future.

Bancorp’s ability to make future acquisitions depends in part on Bancorp’s capital position and, in the case of cash acquisitions, on its cash assets or ability to acquire cash.  Bancorp may need to obtain additional debt and equity capital in pursuing its business strategy. Bancorp’s access to capital markets or the costs of this capital can be impacted by economic, financial, competitive and other conditions beyond Bancorp’s control.  Further, acquisition candidates may not be available in the future on favorable terms.  There are only a limited number of suitable acquisition candidates within Bancorp’s existing and potential market areas, and many of these candidates would also be attractive acquisition candidates for other financial institutions.  This competition is likely to affect Bancorp’s ability to make acquisitions, increase the price paid for certain acquisitions, and increase the costs in analyzing possible acquisitions.  Therefore, no assurance can be made that acquisition activity will continue in the future.

Managing growth through acquisitions is a challenging process that includes integration and training of personnel, developing common products and pricing, combining office and operations policies and procedures, data processing conversion and various other matters.  PNWB has grown, and intends to continue to grow, through acquisitions of banks and other financial institutions.  After any such acquisition(s), PNWB may experience adverse changes in results of operations of acquired entities, unforeseen liabilities, asset quality problems of acquired entities, loss of key personnel, loss of customers because of change in identity, difficulties in integrating data processing and operational procedures and deterioration in local economic conditions.  PNWB believes it has taken steps to address the issues resulting from acquisitions in recent years and has developed a plan to fully integrate all banks acquired.

Key Operating Ratios

The “five-year selected consolidated financial data” section contained in “Management Discussion and Analysis” in the 2001 Financial Information, which is listed as an exhibit under Item 14, is incorporated herein by reference.

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The section “Net Interest Income” contained in “Management Discussion and Analysis” in the 2001 Financial Information, which is listed as an exhibit under Item 14, is incorporated herein by reference.

Investment Activities

The section “Securities and Other Interest-Earning Assets” contained in “Management Discussion and Analysis” in the 2001 Financial Information, which is listed as an exhibit under Item 14, is incorporated herein by reference.

The following table presents the name of the issuer and the aggregate amortized cost and aggregate estimated fair value of securities of each issuer for those securities in PNWB’s portfolio for which the aggregate amortized cost exceeds 10 percent of PNWB’s shareholders’ equity as of December 31, 2001.

Amortized Cost

Estimated Fair Value

Dollars in thousands

Federal National Mortgage Association

$

109,829

$

110,118

Residential Funding Mortgage Security I

91,386

92,092

PNC Mortgage Securities Corporation

36,112

36,389

GE Capital Mortgage Services, Inc.

25,175

25,339

Lending Activities

The section “Loans Receivable and Loans Held for Sale” contained in “Management Discussion and Analysis” in the 2001 Financial Information, which is listed as an exhibit under Item 14, is incorporated herein by reference.

Allowance for Losses on Loans

The section “Allowance for Losses on Loans” contained in “Management Discussion and Analysis” in the 2001 Financial Information, which is listed as an exhibit under Item 14, is incorporated herein by reference.

Non-performing Assets

The section “Non-performing Assets” contained in “Management Discussion and Analysis” in the 2001 Financial Information, which is listed as an exhibit under Item 14, is incorporated herein by reference.

Deposits

The section “Deposits” contained in “Management Discussion and Analysis” in the 2001 Financial Information, which is listed as an exhibit under Item 14, is incorporated herein by reference.

Borrowings

The sections “FHLB Advances and Securities Sold Under Agreements to Repurchase” and “Guaranteed Preferred Beneficial Interests in Subordinated Debt” contained in “Management Discussion and Analysis” in the 2001 Financial Information, which is listed as an exhibit under Item 14, is incorporated herein by reference.

Personnel

As of December 31, 2001, Bancorp, including its subsidiaries, had 842 full-time equivalent employees.  PNWB believes that employees play a vital role in the success of a service company such as PNWB and that PNWB’s relationship with its employees is good.  The employees are not represented by a collective bargaining unit.

Competition

The banking industry is highly competitive.  Pacific Northwest Bank faces strong competition in attracting deposits and in originating loans.  The most direct competition for deposits has historically come from other commercial banks, savings institutions and credit unions located in the primary market area. As with all banking organizations, PNWB also has competition from nonbanking sources, including mutual funds, corporate and governmental debt securities and other investment alternatives.  PNWB expects increasing competition from other financial institutions and nonbanking sources in the future.  Many of PNWB’s competitors have more significant financial resources, larger market share and greater name recognition than PNWB. The existence of such competitors may make it difficult for PNWB to achieve its financial goals.

Competition has further increased as a result of Washington banking laws that permit statewide branching of Washington-domiciled financial institutions and acquisition of Washington-based financial institutions by out-of-state bank holding companies.

PNWB’s competition for loans comes principally from other commercial banks, savings institutions, credit unions and mortgage banking companies.  PNWB competes for loans principally through the efficiency and quality of the services it provides borrowers, real estate brokers and home builders, and the interest rates and loan fees it charges.

PNWB competes for deposits by offering depositors a wide variety of checking accounts, savings accounts, certificates and other services.  PNWB’s ability to attract and retain deposits depends on its ability to provide deposit products that satisfy the requirements of customers as to interest rates, liquidity, transaction fees, risk of loss of deposit, convenience and other factors.  Deposit relationships are actively solicited through a sales and service system.

Changes in technology, mostly from the growing use of computers and computer-based technology, present competitive challenges to PNWB.  Large banking institutions typically have the ability to devote significant resources to developing and maintaining technology-based services such as on-line banking and other banking products and services over the Internet, including deposit services and mortgage loans.  Some new banking competitors offer all of their services on-line.  Customers who bank by computer or by telephone may not need to physically go to a branch location.  PNWB’s high service philosophy emphasizes face-to-face contact with tellers, loan officers and other employees.  PNWB believes a personal approach to banking is a competitive advantage, one that will remain popular in the communities that are its natural marketplace.  However, customer preferences may change, and the rapid growth of on-line banking could, at some point, render PNWB’s personal, branch-based approach obsolete.  PNWB has partially offset this risk by offering on-line banking services to its customers, and by continuing to provide 24-hour banking services.  There can be no assurance that these efforts will be successful in preventing the loss of customers to competitors.

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

Bancorp is a bank holding company.  Its wholly owned subsidiaries are Pacific Northwest Bank and InterWest Capital Trust I.  The Bank Holding Company Act of 1956, as amended (“BHCA”) subjects Bancorp and its subsidiaries to supervision and examination by the Federal Reserve Bank (“FRB”), and Bancorp files annual reports of operations with the FRB.

Bank Holding Company Regulation

In general, the BHCA limits bank holding company business to owning or controlling banks and engaging in other banking-related activities.  Bank holding companies must obtain the FRB’s approval before they: (1) acquire direct or indirect ownership or control of any voting shares of any bank that results in total ownership or control, directly or indirectly, of more than 5 percent of the voting shares of such bank; (2) merge or consolidate with another bank holding company; or (3) acquire substantially all of the assets of any additional banks.  Subject to certain state laws, such as age and contingency restrictions, a bank holding company that is adequately capitalized and adequately managed may acquire the assets of both in-state and out-of-state banks.

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

The Change in Bank Control Act of 1978, as amended, requires a person (or group of persons acting in concert) acquiring “control” of a bank holding company to provide the FRB with 60 days’ prior written notice of the proposed acquisition.  Following receipt of this notice, the FRB has 60 days within which to issue a notice disapproving the proposed acquisition, but the FRB may extend this time period for up to another 30 days.  An acquisition may be completed before expiration of the disapproval period if the FRB issues written notice of its intent not to disapprove the transaction.  In addition, any “company” must obtain the FRB’s approval before acquiring 25% (5% if the “company” is a bank holding company) or more of the outstanding shares or otherwise obtaining control over Bancorp.

Transactions with Affiliates

Bancorp and its subsidiaries are deemed affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions.  Accordingly, Bancorp and its subsidiaries must comply with Sections 23A and 23B of the Federal Reserve Act.  Generally, Sections 23A and 23B (1) limit the extent to which a financial institution or its subsidiaries may engage in “covered transactions” with an affiliate, as defined, to an amount equal to 10% of such institution’s capital and surplus and an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital and surplus, and (2) require all transactions with an affiliate, whether or not “covered transactions,” to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate.  The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

Regulation of Management

Federal law: (1) sets forth the circumstances under which officers or directors of a financial institution may be removed by the institution’s federal supervisory agency; (2) places restraints on lending by an institution to its executive officers, directors, principal shareholders, and their related interests; and (3) prohibits management personnel from serving as a director or in other management positions with another financial institution which has assets exceeding a specified amount or which has an office within a specified geographic area.

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

Securities Registration and Reporting

Bancorp common stock is registered with the SEC under the Securities Exchange Act of 1934 and thus Bancorp is subject to the periodic reporting and proxy solicitation requirements and the insider-trading restrictions of that Act.  The periodic reports, proxy statements, and other information filed by Bancorp under that Act can be inspected and copied at or obtained from the Washington, D.C. office of the SEC.  In addition, the securities issued by Bancorp are subject to the registration requirements of the Securities Act of 1933 and applicable state securities laws unless exemptions are available.

Pacific Northwest Bank

General

Applicable federal and state statutes and regulations governing a bank’s operations relate, among other matters, to capital requirements, required reserves against deposits, investments, loans, legal lending limits, certain interest rates payable, mergers and consolidations, borrowings, issuance of securities, payment of dividends, establishment of branches, and dealings with affiliated persons.  The Federal Deposit Insurance Corporation (“FDIC”) has authority to prohibit banks under their supervision from engaging in what they consider to be unsafe or unsound practices in conducting their business.

Pacific Northwest Bank is a state-chartered commercial bank subject to extensive regulation and supervision by both the Washington Department of Financial Institutions and the FDIC.  The federal laws that apply to Pacific Northwest Bank regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds, and the nature and amount of and collateral for loans.  The laws and regulations governing Pacific Northwest Bank generally have been promulgated to protect depositors and not to protect shareholders of such institutions or their holding companies.

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

FDICIA.  Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”), each federal banking agency has prescribed, by regulation, noncapital safety and soundness standards for institutions under its authority.  These standards cover internal controls, information systems, and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation.  An institution that fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards.  Failure to submit or implement such a plan may subject the institution to regulatory sanctions.  Management of Bancorp believes that Pacific Northwest Bank meets all such standards, and therefore, does not believe that these regulatory standards materially affect Bancorp’s business operations.

Loans to One Borrower

Pacific Northwest Bank is subject to limitations on the aggregate amount of loans that it can make to any one borrower, including related entities.  Applicable regulations generally limit loans to one borrower to 20 percent of unimpaired capital and surplus.

Interstate Banking and Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”) permits nationwide interstate banking and branching under certain circumstances.  This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Currently, bank holding companies may purchase banks in any state, and states may not prohibit such purchases.  Additionally, banks are permitted to merge with banks in other states as long as the home state of neither merging bank has “opted out.”  The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area.

With regard to interstate bank mergers, Washington has “opted in” to the Interstate Act and allows in-state banks to merge with out-of-state banks subject to certain aging requirements.  Washington law generally authorizes the acquisition of an in-state bank by an out-of-state bank or bank holding company through the acquisition of or a merger with a Washington financial institution that has been in existence for at least five years prior to the acquisition.

Deposit Insurance

The deposits of Pacific Northwest Bank are currently insured to a maximum of $100,000 per depositor through the Savings Association Insurance Fund (the “SAIF”) administered by the FDIC.  All insured banks are required to pay semi-annual deposit insurance premium assessments to the FDIC.

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

Dividends

The principal source of Bancorp’s revenue is dividends received from Pacific Northwest Bank.  The payment of dividends is subject to government regulation.  Without prior approval of the director of financial institutions in the state of Washington, no Washington state bank is permitted to declare or pay any cash dividends in an amount greater than its retained earnings.  In addition, regulatory authorities may prohibit banks and bank holding companies from paying dividends that would constitute an unsafe or unsound banking practice.  Other than the laws and regulations noted above, which apply to all banks and bank holding companies, neither Bancorp nor Pacific Northwest Bank is currently subject to any regulatory restrictions on its dividends.

Capital Adequacy

Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks.  If capital falls below minimum guideline levels, the holding company or bank may be denied approval to acquire or establish additional banks or nonbank businesses or to open new facilities.

The FDIC and Federal Reserve use risk-based capital guidelines for banks and bank holding companies.  These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.  The guidelines are minimums, and the Federal Reserve has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum.  The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8 percent, of which at least 4 percent must be Tier I capital. Tier I capital for bank holding companies includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles except as described above.

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

FDICIA created a statutory framework of supervisory actions indexed to the capital level of the individual institution.  Under regulations adopted by the FDIC, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors.  Institutions which are deemed to be “undercapitalized” depending on the category to which they are assigned are subject to certain mandatory supervisory corrective actions.  Bancorp does not believe that these regulations have any material effect on its operations currently.

Reference is made to Note 19 of the Notes to the Consolidated Financial Statements in the 2001 Financial Information, which is listed as an exhibit under Item 14, for additional information concerning regulatory capital.

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

Changes in Banking Laws and Regulations

On November 12, 1999, the President of the United States signed into law the Financial Services Modernization Act of 1999.  Generally, the legislation (i) repeals the historical restrictions on preventing banks from affiliating with securities firms, (ii) provides a uniform framework for the activities of banks, savings institutions and their holding companies, (iii) broadens the activities that may be conducted by national banks and banking subsidiaries of bank holding companies, (iv) provides an enhanced framework for protecting the privacy of consumers’ information and

(v) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

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

TAXATION

Federal Taxation

General.  Bancorp and its subsidiaries report their income on a fiscal year basis using the accrual method of accounting. Except for interest expense rules pertaining to certain tax exempt income applicable to banks and the recently repealed bad debt reserve deduction, PNWB is subject to federal income tax, under existing provisions of the Internal Revenue Code of 1986, as amended, in generally the same manner as other corporations.  The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to PNWB.  PNWB has not been audited by the IRS during the past five years.  Reference is made to Note 17 of the Notes to Consolidated Financial Statements in the 2001 Financial Information, which is listed as an exhibit under Item 14, for additional information concerning income taxes.

Tax Bad Debt Reserve Recapture.  For taxable years beginning prior to January 1, 1996, qualified thrift institutions such as the former InterWest Bank (renamed Pacific Northwest Bank in 2000) were permitted to establish a reserve for bad debts based on actual loss experience or based on a percentage equal to 8 percent of the bank’s taxable income, computed with certain adjustments.  Each year, InterWest Bank selected the most favorable method for calculating the tax deduction attributable to the tax bad debt reserve.  The Small Business Job Protection Act of 1996 requires that InterWest Bank recapture for federal income tax purposes the portion of the balance of tax bad debt reserves that exceeds the year end 1987 balance, with certain adjustments.  As a result of this legislation, the recaptured amounts are to be taken into taxable income ratably over a six-year period beginning in fiscal year 1999.  This legislation also requires banks to calculate the tax bad debt deduction based on actual current losses beginning in fiscal year 1997.

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

Forward-looking Statements

In this Annual Report on Form 10-K, Bancorp has included certain “forward-looking statements” concerning its future operations. It is Bancorp’s desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing Bancorp of the protections of such safe harbor with respect to all forward looking statements contained in this Annual Report on Form 10-K.  Sentences containing words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “should,” “projected,” or similar words may constitute forward-looking statements.  Although Bancorp believes that the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business and operations, it is possible that actual results may differ materially from these expectations.  Bancorp has used these statements to describe expectations and estimates in various areas, including, but not limited to: changes in the economy of the markets in which it operates; interest rate movements; future acquisition and growth strategies; data conversions for acquired institutions; the impact of competitive products, services and pricing; and legislative, regulatory and accounting changes affecting the banking and financial services industry.  Actual results could vary materially from the future results covered in forward-looking statements.  Factors such as interest rate trends and loan delinquency rates, as well as the general state of the economy in Washington state and the United States as a whole, could also cause actual results to vary materially from the future results anticipated in such forward-looking statements.  These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements.

Item 2.  Properties

The main office of Pacific Northwest Bancorp and Pacific Northwest Bank, is a leased facility located in Seattle, Washington.  Pacific Northwest Bank also owns a significant administrative facility located in Oak Harbor, Washington.  Pacific Northwest Bank operated a total of 55 branch offices as of December 31, 2001, of which 43 are owned by Pacific Northwest Bank and 12 are leased from third parties.  See Note 7 in the Notes to Consolidated Financial Statements in the 2001 Financial Information, which is listed under Item 14, for further information with respect to Properties.

Item 3.  Legal Proceedings

PNWB is not engaged in any legal proceedings of a material nature at the present time.  Periodically, there are various claims and lawsuits involving Bancorp and its subsidiaries, principally as defendants, such as claims to enforce liens, condemnation proceedings on properties in which PNWB holds security interests, claims involving the making and servicing of real property loans and other issues incident to PNWB’s business.  In the opinion of management and PNWB’s legal counsel, no significant loss is expected from any of such pending claims or lawsuits.

Item 4.  Submission of Matters to a Vote of Security-Holders

None.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

Bancorp’s common stock trades on The Nasdaq Stock Market under the symbol “PNWB.”  As of December 31, 2001, there were 15,595,204 shares of common stock outstanding held by approximately 6,500 shareholders.

Set forth in the following table are the high and low sales prices as reported on The Nasdaq Stock Market and the dividends declared on common stock for each quarter.

	Sales Price
	High	Low	Dividends Declared
2001

First Quarter	$19.69	$13.31	$0.14
Second Quarter	21.20	16.45	0.14
Third Quarter	23.71	19.01	0.14
Fourth Quarter	22.50	19.90	0.14

2000

First Quarter	$19.38	$13.50	$0.14
Second Quarter	17.00	12.25	0.14
Third Quarter	14.38	12.02	0.14
Fourth Quarter	14.00	10.00	0.14

Item 6.  Selected Financial Data

The “five-year selected consolidated financial data” section contained in “Management Discussion and Analysis” in the 2001 Financial Information, which is listed under Item 14, is incorporated herein by reference.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management Discussion and Analysis included in the December 31, 1999 Quarterly Report on Form 10-Q is incorporated herein by reference.

Management Discussion and Analysis for the year ended December 31, 2001 is incorporated herein by reference to the section caption “Management Discussion and Analysis” in the 2001 Financial Information, which is listed under Item 14 herein.

Item 7a. Quantitative and Qualitative Disclosure about Market Risk

The information required by this item is incorporated herein by reference to the section “Market Risk” in “Management Discussion and Analysis” in the 2001 Financial Information, which is listed under Item 14 herein.

Item 8.  Financial Statements and Supplementary Data

The Consolidated Financial Statements contained in the 2001 Financial Information, which is listed under Item 14, is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information contained under the sections captioned “Proposal 1 Election of Directors” and “Compliance with Section 16(a) of the Exchange Act” in Bancorp’s Proxy Statement for the 2002 Annual Meeting of Shareholders (“Proxy Statement”) is incorporated herein by reference.

The following sets forth the age, position, and the business experience during the past five years of those executive officers of Pacific Northwest Bancorp who are not also directors of Pacific Northwest Bancorp.

Bette J. Floray (50) is Executive Vice President and Chief Financial Officer of Pacific Northwest Bank and Pacific Northwest Bancorp, positions Ms. Floray has held since July 2000.  Ms. Floray served as a consultant from 1998 through June 2000 including consulting services to Pacific Northwest Bancorp during the period September 1999 through June 2000.  From 1994 to 1998 Ms. Floray was Executive Vice President and Chief Financial Officer of Community Bank of Pasadena, California.

Kim S. Brace (55) is Executive Vice President of Pacific Northwest Bancorp and is Executive Vice President and Chief Administrative Officer of Pacific Northwest Bank.   Ms. Brace has held these positions since April 2000.  Prior to this time, Ms. Brace was an executive officer of the original Pacific Northwest Bank since its formation in 1988.  Ms. Brace is the wife of Mr. George P. Brace.

George P. Brace (61) is Executive Vice President of Pacific Northwest Bancorp and is Executive Vice President and Manager of Commercial Banking of Pacific Northwest Bank.  Mr. Brace has held these positions since July 2001.  From March 2000 to July 2001, Mr. Brace was Executive Vice President and Puget Sound Regional Manager of Pacific Northwest Bank.   Prior to March 2000, Mr. Brace held various executive officer positions with the original Pacific Northwest Bank since its formation in 1988.  Mr. Brace is the husband of Ms. Kim S. Brace.

Charles A. Foisie (53) is Executive Vice President of Pacific Northwest Bancorp and is Executive Vice President and Banking Group Manager of Pacific Northwest Bank.  Mr. Foisie has held these positions since January 2000.  Mr. Foisie served as a Senior Vice President of Pacific Northwest Bank (formerly InterWest Bank) since 1997. Prior to this time, Mr. Foisie was employed by Key Bank of Washington from 1983 to 1997, servicing as a Vice President from 1990 to 1992 and Senior Vice President from 1992 to 1997.

David H. Straus (55) is Executive Vice President of Pacific Northwest Bancorp and is Executive Vice President and Chief Credit Officer of Pacific Northwest Bank.  Mr. Straus has held these positions since April 2000. Prior to this time, Mr. Straus was an executive officer of the original Pacific Northwest Bank since its formation in 1988.

Item 11.  Executive Compensation

The information contained under the section captioned – “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

(b) Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

(c) Changes in Control

Bancorp is not aware of any arrangements, including any pledge by any person of securities of Bancorp, the operation of which may at a subsequent date result in a change in control of Bancorp.

Item 13.  Certain Relationships and Related Transactions

The information contained under the section captioned “Certain Transactions with Management” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	(1)	Consolidated Financial Statements

Independent Auditors' Report

	(a)	Consolidated Statements of Financial Condition as of December 31, 2001 and 2000
	(b)	Consolidated Statements of Income For the Years Ended December 31, 2001 and 2000, the Three Month Period Ended December 31, 1999 and the Year Ended September 30, 1999
	(c)	Consolidated Statements of Shareholders’ Equity For the Years Ended December 31, 2001 and 2000, the Three Month Period Ended December 31, 1999 and the Year Ended September 30, 1999
	(d)	Consolidated Statements of Cash Flows For the Years Ended December 31, 2001 and 2000, the Three Month Period Ended December 31, 1999 and the Year Ended September 30, 1999
	(e)	Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

	(2)	All required financial statement schedules are included in the Notes to Consolidated Financial Statements.

Consolidated Financial Statements and Notes to Consolidated Financial Statements are included in Exhibit 13 herein.

(b)	Reports on Form 8-K

None.

(c)	Exhibits

	(3.1)	Articles of Incorporation of Pacific Northwest Bancorp (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)
	(3.2)	Bylaws of Pacific Northwest Bancorp (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)
	(3.3)	Amendment to the Bylaws of Pacific Northwest Bancorp (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)
	(10.1)	Amended and Restated Pacific Northwest Bancorp Salary Deferral 401(K) plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-76014))
(10.2)

Amended Pacific Northwest Bancorp 1996 Outside Directors Stock Options-for-fees Plan (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

(10.3)

Employment Agreement entered into between Pacific Northwest Bancorp and Kim S. Brace (incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

(10.4)

Severance Pay Agreement entered into between Pacific Northwest Bancorp and Bette J. Floray (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

(10.5)

Change In Control Agreement entered into between Pacific Northwest Bancorp and Bette J. Floray (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

(10.6)

Employment Agreement and its First Amendment entered into between Pacific Northwest Bancorp and George P. Brace (incorporated by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

(10.7)

Employment Agreement entered into between Pacific Northwest Bancorp and Stephen M. Walden (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

(10.8)

Severance and Change in Control Agreement between Pacific Northwest Bancorp and Patrick M. Fahey (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

(10.9)

Employment Agreement entered into between Pacific Northwest Bancorp and Kim S. Brace (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

(10.10)

Form of Severance Pay Agreement entered into between Pacific Northwest Bank and its executive officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)

(10.11)	Pacific Northwest Bancorp Make Whole Benefit Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000)
(10.12)	Pacific Northwest Bancorp Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)
(10.13)

Form of Change in Control Agreement entered into between Pacific Northwest Bank and its executive officers (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)

(10.14)	Pacific Northwest Bancorp Amended and Restated 1993 Incentive Stock Option Plan (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 1998)
(10.15)	Central Bancorporation 1992 Employee Stock Option Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Forms S-8 (File No. 333-13191))
(10.16)	1996 Outside Directors Stock Options-for-Fees Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-24525))
(10.17)	First National Bank of Port Orchard 1990 Employee and Director Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-50685))
(10.18)	Pacific Northwest Bank 1988 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-57679))
(10.19)	Pioneer Bancorp, Inc. Amended and Restated Incentive Stock Option Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-57679))
(10.20)	Kittitas Valley Bancorp 1996 Director Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-65839))
(10.21)	Kittitas Valley Bancorp Employee Stock Option Plan (incorporated by reference to Exhibits 99.2 and 99.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-65839))
(10.22)	Data Services Contract (P) (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)
(13)	Management Discussion and Analysis and Consolidated Financial Statements included in the 2001 Financial Information distributed to shareholders with the 2001 Annual Report
(21)	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)
(23.1)	Consent of Independent Auditors

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Pacific Northwest Bancorp has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pacific Northwest Bancorp

Date: March 26, 2002	By:	/s/ Patrick M. Fahey
Patrick M. Fahey
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on this 26th day of March 2002.

Signatures	Titles

/s/ Patrick M. Fahey	Director, President and Chief Executive Officer
Patrick M. Fahey

/s/ Bette J. Floray	Executive Vice President (Principal Financial Officer)
Bette J. Floray

/s/ Eric Jensen	Chief Accounting Officer (Principal Accounting Officer)
Eric Jensen

/s/ Stephen M. Walden	Chairman of the Board
Stephen M. Walden

/s/ Gary M. Bolyard	Director
Gary M. Bolyard

/s/ Larry Carlson	Director
Larry Carlson

/s/ Michael T. Crawford	Director
Michael T. Crawford

/s/ Jean Gorton	Director
Jean Gorton

/s/ C. Stephen Lewis	Director
C. Stephen Lewis

/s/ Clark H. Mock	Director
Clark H. Mock

/s/ Russel E. Olson	Director
Russel E. Olson

/s/ Bette Woods	Director
Bette Woods