Form 10-Q
period 2002-03-31
PACIFIC NORTHWEST BANCORP
filed 2002-05-13
CIK 949504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended March 31, 2002

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
(Address of principal executive offices)

98101
(Zip Code)

Registrant’s telephone number including area code:	(206) 624-0600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  ☒ NO  ☐

As of May 9, 2002, 15,405,291 shares of common stock were outstanding with no par value.

PACIFIC NORTHWEST BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

Dollars in thousands	March 31, 2002	December 31, 2001

Assets

Cash and due from banks
Non-interest-bearing	$60,097	$58,134
Interest-bearing	66	491
Federal funds sold and securities purchased under agreements to resell	11,455	—
Securities available for sale	732,959	757,018
Loans receivable	1,824,264	1,808,555
Allowance for losses on loans	(21,099)	(20,123)
Net loans receivable	1,803,165	1,788,432

Loans held for sale	34,277	43,757
Interest receivable	14,193	14,808
Other real estate	5,943	5,762
Premises and equipment	50,008	50,837
Goodwill	16,137	16,137
Other intangible assets	1,752	1,985
Other assets	7,723	4,147

Total assets	$2,737,775	$2,741,508

Liabilities

Deposits:
Non-interest-bearing	$263,459	$241,674
Interest-bearing	1,437,412	1,363,181
Total deposits	1,700,871	1,604,855

Federal Home Loan Bank (FHLB) advances	647,035	714,526
Federal funds purchased and securities sold under agreements to repurchase	115,629	149,504
Guaranteed preferred beneficial interests in subordinated debt	37,500	37,500
Other borrowings	12,077	12,621
Other liabilities	25,432	22,016

Total liabilities	2,538,544	2,541,022

Shareholders’ Equity

Common stock, no par value
Authorized shares 30,000,000
Issued and outstanding: 15,453,581 and 15,595,204 shares	—	—
Paid-in-capital	22,244	26,757
Retained earnings	178,365	172,967
Accumulated other comprehensive income (loss)	(1,378)	1,305
Debt related to employee stock ownership plan (ESOP)	—	(543)

Total shareholders’ equity	199,231	200,486

Total liabilities and shareholders’ equity	$2,737,775	$2,741,508

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three-month periods ended March 31,
Dollars in thousands, except per share amounts	2002	2001

Interest Income
Loans receivable and loans held for sale	$34,509	$39,735
Securities available for sale	10,400	13,981
Other	7	331
	44,916	54,047
Interest Expense
Deposits	8,877	17,890
FHLB advances and other borrowings	6,574	9,288
Securities sold under agreements to repurchase	1,195	4,278
Guaranteed preferred beneficial interests in subordinated debt	926	987
	17,572	32,443

Net interest income	27,344	21,604

Provision for losses on loans	1,700	1,400

Net interest income after provision for losses on loans	25,644	20,204

Non-interest Income
Service fees	3,177	2,802
Investment product fees and insurance commissions	328	575
Mortgage banking revenue	748	453
Gain on sale of securities available for sale	—	698
Gain on sale of partnership	—	574
Other	332	540
	4,585	5,642
Non-interest Expense
Compensation and employee benefits	9,819	9,418
General and administrative	4,267	4,539
Occupancy and equipment	3,121	2,976
Data processing	1,385	1,479
Conversion and integration	—	856
	18,592	19,268

Income before income tax expense	11,637	6,578

Income tax expense	4,073	2,457

Net income	$7,564	$4,121

Basic net income per share	$0.49	$0.27

Diluted net income per share	$0.48	$0.26

Dividends declared per share	$0.14	$0.14

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

Dollars in thousands, except share data	Common Stock, no par value Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Debt Related To ESOP	Total
January 1, 2001	15,494,357	$26,291	$159,613	$(5,500)	$(1,668)	$178,736

Dividends declared, $0.14 per share			(2,179)			(2,179)

Issuance of common stock:
Stock option plans	19,011	175				175

ESOP debt repayment	10,754				328	328

Comprehensive income:

Net income			4,121			4,121

Other comprehensive income (loss) —

Reclassification of securities held tomaturity to securities available for sale, net of taxes of $321				(597)		(597)

Unrealized gain on securities available for sale, net of taxes of $2,684				4,985		4,985

Reclassification adjustment for gains included in net income, net of taxes of $244				(454)		(454)

Total comprehensive income						8,055
March 31, 2001	15,524,122	$26,466	$161,555	$(1,566)	$(1,340)	$185,115

January 1, 2002	15,595,204	$26,757	$172,967	$1,305	$(543)	$200,486

Dividends declared, $0.14 per share			(2,166)			(2,166)

Issuance of common stock:
Stock option plans	56,566	604				604

Purchase and retirement of common stock	(215,896)	(5,117)				(5,117)

ESOP debt repayment	17,707				543	543

Comprehensive income:

Net income			7,564			7,564

Other comprehensive loss —

Unrealized loss on securities available for sale, net of taxes of $1,444				(2,683)		(2,683)

Total comprehensive income						4,881
March 31, 2002	15,453,581	$22,244	$178,365	$(1,378)	$0	$199,231

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three-month periods ended March 31,
Dollars in thousands	2002	2001

Operating Activities

Net income	$7,564	$4,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,332	1,580
Amortization of intangible assets	232	567
Provision for losses on loans	1,700	1,400
Amortization (accretion) of premiums and discounts, net	249	(246)
Gain on sale of mortgage banking assets	(748)	(453)
Gain on sale of securities available for sale	—	(698)
Gain on sale of other real estate	(18)	(12)
Loss on disposal of premises and equipment	82	—
Loan fees deferred, net of amortization	589	549
FHLB stock dividends	(682)	(672)
Changes in operating assets and liabilities:
Decrease in interest receivable	706	2,084
(Increase) decrease in other assets	(3,760)	3,348
Increase (decrease) in other liabilities	4,973	(3,828)

Net cash provided by operating activities	$12,219	$7,740

Investing Activities

Purchases of securities available for sale	(92,774)	(94,820)
Proceeds from maturing and principal repayments on securities available for sale	113,140	160,017
Proceeds from sale of securities available for sale	—	11,698
Proceeds from sale of mortgage banking assets	59,124	26,433
Net increase in loans receivable	(67,854)	(54,861)
Proceeds from sale of other real estate	1,852	1,592
Improvements capitalized to other real estate	(78)	(478)
Purchases of premises and equipment	(648)	(2,634)
Proceeds from sales of premises and equipment	62	—
Net increase in federal funds sold and securities purchased under agreements to resell	(11,455)	(30,683)

Net cash provided by investing activities	$1,369	$16,264

Financing Activities

Net increase in deposits	$53,589	$19,180
Net increase in certificates of deposit	42,426	37,039
Proceeds from FHLB advances, securities sold under agreements to repurchase, and other borrowings	1,201,554	443,262
Repayment of FHLB advances, securities sold under agreements to repurchase and other borrowings	(1,302,920)	(526,652)
Dividends paid to shareholders	(2,186)	(2,174)
Purchase and retirement of common stock	(5,117)	—
Issuance of common stock from exercise of stock options	604	175

Net cash used in financing activities	(12,050)	(29,170)

Net increase (decrease) in cash and due from banks	1,538	(5,166)

Cash and due from banks
Beginning of period	58,625	78,861

End of period	$60,163	$73,695

Supplemental Disclosures of Cash Flow Information

Cash paid during the period for:
Interest	$17,668	$30,672
Income taxes	2,500	1,000
Non-cash investing and financing activities:
Loans receivable transferred to other real estate	1,937	1,633
ESOP debt repayment	543	328

See accompanying notes to consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A  BASIS OF PRESENTATION

Pacific Northwest Bancorp is a bank holding company incorporated in the State of Washington.  Through its commercial bank subsidiary, Pacific Northwest Bank, a wide range of financial services is offered to businesses and individuals throughout western and central Washington State.  Financial services of Pacific Northwest Bank include the banking activities of accepting deposits from businesses and individuals and originating commercial and commercial real estate loans, residential loans and consumer loans.

The unaudited consolidated financial statements include the accounts of Pacific Northwest Bancorp and its wholly owned subsidiaries (collectively PNWB).  As of March 31, 2002, Pacific Northwest Bancorp’s wholly owned subsidiaries were Pacific Northwest Bank and InterWest Capital Trust I.  All material inter-company transactions and balances have been eliminated in consolidation.

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation are reflected in the unaudited interim consolidated financial statements.  The consolidated statements of income for the three-month periods ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for the full year.  For further information, refer to the consolidated financial statements and footnotes filed on the Form 10-K for the most recent annual period ended December 31, 2001.

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

The following table presents the computation of basic and diluted net income per share for the three-month periods ended March 31:

Dollars in thousands, except share and per share amounts	2002	2001

Numerator:

Net income	$7,564	$4,121

Denominator:

Denominator for basic net income per share—
Weighted average shares	15,534,568	15,511,258
Effect of dilutive securities:
Stock options	314,189	110,520
Denominator for diluted net income per share—
Weighted average shares and assumed conversion of dilutive stock options	15,848,757	15,621,778

Basic net income per share	$0.49	$0.27

Diluted net income per share	$0.48	$0.26

NOTE D  CONVERSION AND INTEGRATION EXPENSES

During the year ended December 31, 2000, PNWB initiated the process of converting its various subsidiary bank operating systems to a single enhanced operating system.  The conversion was completed on April 9, 2001.  Conversion and integration expenses were expensed as incurred.  Total expenses associated with conversion and integration efforts were $0 and $0.9 million during the three-month periods ended March 31, 2002 and 2001, respectively.

NOTE E  BUSINESS SEGMENT INFORMATION

Between the period August 31, 1996 and October 1999, PNWB acquired six commercial banking institutions. Subsequent to these acquisitions, PNWB was managed at the individual subsidiary bank level.  Each subsidiary bank had a Board of Directors and an executive management team that was responsible for the operation and performance of the respective subsidiary bank.

During the year ended December 31, 2000, PNWB merged the subsidiary banks into one commercial bank.  In addition, PNWB consolidated its executive management functions and implemented a new organizational structure, while converting separate banking systems into a single operating system.  As a result of these organizational and system changes, the financial information that is used by the chief operating decision maker in allocating resources and assessing performance is only provided for one reportable segment for the three-month periods ended March 31, 2002 and 2001.

NOTE F  SECURITIES PLEDGED UNDER AGREEMENTS TO REPURCHASE

PNWB has sold certain securities of the U.S. government and its agencies and other approved investments under agreements to repurchase.  The securities sold were classified as securities available for sale with an estimated fair value of $93.9 million and $147.9 million as of March 31, 2002 and December 31, 2001, respectively.

NOTE G  ACCOUNTING CHANGES

In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”.  This statement, which excludes goodwill, provides a single accounting model for recognition and impairment of long-lived assets to be held for sale or disposed of.  SFAS No. 144 retains many of the fundamental recognition and measurement provisions of SFAS No. 121; however, it significantly changes the criteria that would have to be met to classify an asset as either held-for-sale or to be disposed of. SFAS No. 144 became effective on January 1, 2002.  The adoption of this statement did not have material impact on PNWB’s financial condition or results of operations.

In July 2001, the FASB issued SFAS No. 142 “Accounting for Goodwill and Other Intangible Assets”.  Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment or more frequently if impairment indicators arise.  Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.  This Statement became effective on January 1, 2002.  During the first quarter of 2002, PNWB performed the transitional impairment assessment of its goodwill as of January 1, 2002 and noted that such assessment did not indicate any impairment of goodwill.  The adoption of SFAS No. 142 is expected to reduce PNWB’s goodwill amortization expense by approximately $1.1 million on an annual basis.  A reconciliation of reported net income to net income adjusted to exclude goodwill amortization follows:

	Three-month periods ended March 31,
Dollars in thousands, except per share amounts	2002	2001

Income statement:
Reported net income	$7,564	$4,121
Adjustment for goodwill amortization	—	280
Adjusted net income	$7,564	$4,401

Basic net income per shares:
Reported basic net income per share	$0.49	$0.27
Adjustment for goodwill amortization	—	0.01
Adjusted basic net income per share	$0.49	$0.28

Diluted net income per share
Reported diluted net income per share	$0.48	$0.26
Adjustment for goodwill amortization	—	0.02
Adjusted diluted net income per share	$0.48	$0.28

Item 2.    MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is provided for the unaudited consolidated financial condition and results of operations of Pacific Northwest Bancorp, which includes its wholly owned subsidiaries (collectively PNWB).  As of March 31, 2002, Pacific Northwest Bancorp’s wholly owned subsidiaries were Pacific Northwest Bank and InterWest Capital Trust I.  The purpose of this discussion is to focus on significant factors concerning PNWB’s financial condition and results of operations.  This discussion should be read along with the unaudited consolidated financial statements for an understanding of the following discussion and analysis. Certain reclassifications have been made to prior period balances to conform to current presentation.  The effects of such reclassifications are not considered material.

Pacific Northwest Bancorp is a bank holding company incorporated in the State of Washington.  PNWB is a financial services company providing a variety of products and services for both business and individual customers.  Financial services of PNWB include the banking activities of accepting deposits from businesses and individuals and originating commercial and commercial real estate loans, residential loans, and consumer loans.  As part of the migration to a commercial bank, PNWB has made significant progress in restructuring its balance sheet since mid-2000 so that it is more reflective of a commercial bank.

A source of future growth may be through mergers and acquisitions.  PNWB’s management believes that many other financial institutions are considering selling their institutions for a variety of reasons, including lack of shareholder liquidity, management succession issues, technology challenges, and increasing competition. PNWB actively reviews proposals for various acquisition opportunities.  PNWB has a due diligence review process to evaluate potential acquisitions and has established parameters for potential acquisitions relating to market factors, financial performance and certain non-financial factors.  Successful completion of acquisitions by PNWB depends on several factors such as the availability of suitable acquisition candidates, necessary regulatory and shareholder approval and compliance with applicable capital requirements.  No assurance can be made that acquisition activity will occur in the future.

Currently, PNWB conducts its business through 55 financial centers in western and central Washington State. Investments are available through Pacific Northwest Financial Services and insurance products are available through Pacific Northwest Insurance Agency, both wholly owned subsidiaries of Pacific Northwest Bank.

RESULTS OF OPERATIONS

PNWB had net income of $7.6 million for the three-month period ended March 31, 2002, compared to $4.1 million for the three-month period ended March 31, 2001.  Diluted net income per share was $0.48 for the three-month period ended March 31, 2002, compared to $0.26 for the three-month period ended March 31, 2001. PNWB’s return on average shareholders’ equity was 15.06 percent for the three-month period ended March 31, 2002, compared to 9.10 percent for the three-month period ended March 31, 2001.  PNWB’s return on average assets was 1.11 percent for the three-month period ended March 31, 2002, compared to 0.58 percent for the three-month period ended March 31, 2001.

The following table summarizes net income, net income per share and key financial ratios for the three-month periods ended March 31:

Dollars in thousands, except per share amounts	2002	2001

Net income	$7,564	$4,121

Basic net income per share	$0.49	$0.27

Diluted net income per share	$0.48	$0.26

Return on average shareholders’ equity	15.06%	9.10%

Return on average assets	1.11%	0.58%

Net interest margin	4.26%	3.26%

Efficiency ratio	58.23%	70.72%

Net Interest Income | PNWB’s net income is significantly affected by changes in net interest income, which is the difference between interest income received on loans receivable and other interest-earning assets and interest expense on deposits and borrowings.  Net interest income was $27.3 million for the three-month period ended March 31, 2002, compared to $21.6 million for the three-month period ended March 31, 2001.  PNWB’s net interest income is sensitive to changes in interest rates.  The decrease in market interest rates over the past year had a positive impact on PNWB’s net interest income due to PNWB’s liability sensitive position. When interest rates decreased, PNWB experienced a greater reduction in funding costs in comparison to reduction in earnings on loans and investments.  During the first quarter of 2002, PNWB completed initiatives to create an interest rate neutral position to minimize the impact on net interest income from future interest rate changes.  As such, Management does not expect net interest income and net interest margin to continue to improve at the same rate in 2002 as in 2001, if at all.

Interest income was $44.9 million for the three-month period ended March 31, 2002, compared to $54.0 million for the three-month period ended March 31, 2001.  The decrease for the three-month period ended March 31, 2002 was due to lower yields earned on both loans receivable and investment securities as a result of lower market interest rates.  The yield on interest-earning assets was 7.00 percent for the three-month period ended March 31, 2002, compared to 8.16 percent for the same period in 2001.  However, the decrease from lower yields was partially offset by increases in the average balance of loans receivable and changes in the composition of average loans receivable with a greater percentage comprised of commercial and commercial real estate loans compared to single-family residential mortgage loans.

Interest expense was $17.6 million for the three-month period ended March 31, 2002, compared to $32.4 million for the three-month period ended March 31, 2001.  The decrease in net interest expense for the three-month period ended March 31, 2002 was due to a decrease in both the cost of funds as a result of reductions of market interest rates and the average balance of interest-bearing liabilities.  The cost of funds was 3.13 percent for the three-month period ended March 31, 2002, compared to 5.45 percent for the same period in 2001.  During this period, certificates of deposit repriced according to maturity schedules and borrowings matured and were replaced with borrowings with relatively lower interest rates.  In addition, the cost of funds declined due to a shift from higher cost certificates of deposit to lower cost non-interest-bearing and interest-bearing deposits and money market accounts.

Net interest margin, which is net interest income divided by average interest-earning assets, was 4.26 percent for the three-month period ended March 31, 2002, compared to 3.26 percent for the three-month period ended March 31, 2001.  The increase in net interest margin for the three-month period ended March 31, 2002 was due to changes in the mix of earning assets and decreases in cost of funds which resulted from reductions in market interest rates and the restructuring of the funding base.

Average Rates and Balances | The following table indicates the average balances and average interest rates earned or expensed, net interest spread and net interest margin for the three-month periods ended March 31:

	2002		2001
Dollars in thousands	Average Balance	Rate	Average Balance	Rate

Loans receivable and loans held for sale	$1,839,789	7.56%	$1,796,362	8.93%
Securities available for sale, securities held to maturity and other interest-earning assets	742,558	5.61%	870,514	6.58%
Total interest-earning assets	2,582,347	7.00%	2,666,876	8.16%

Interest-bearing deposits	1,387,649	2.59%	1,502,536	4.83%
FHLB advances, securities sold under agreements to repurchase and other borrowings	887,330	3.97%	912,051	6.47%

Total interest-bearing liabilities	2,274,979	3.13%	2,414,587	5.45%

Non-interest-bearing deposits	$263,459		$225,824

Net interest spread		3.87%		2.71%
Net interest margin		4.26%		3.26%

The following table provides information on changes in net interest income for the periods that are attributable to changes in interest rates and changes in volume:

	Three-month periods March 31, 2001 to 2002 Increase (Decrease) Due to changes in
Dollars in thousands	Rate	Volume	Total

Interest-earning assets

Loans receivable and loans held for sale	$(6,191)	$965	$(5,226)

Securities available for sale, securities held to maturity and other interest-earning assets	(1,956)	(1,949)	(3,905)

Total net change in income on interest-earning assets	(8,147)	(984)	(9,131)

Interest-bearing liabilities

Interest-bearing deposits	7,734	1,279	9,013

FHLB advances, securities sold under agreement to repurchase and other borrowings	5,474	384	5,858

Total net change in expense on interest-bearing liabilities	13,208	1,663	14,871

Net change in net interest income	$5,061	$679	$5,740

Provision for losses on loans | The provision for losses on loans was $1.7 million for the three-month period ended March 31, 2002, compared to $1.4 million for the three-month period ended March 31, 2001.  The provision was at a higher level for the three-month period ended March 31, 2002 compared to the same quarter last year due to management’s concern about the deterioration of the Pacific Northwest economy and the resulting impact on known and inherent risk characteristics in the loan portfolio.  These risk characteristics include changes in the size and composition of the loan portfolio, delinquency levels, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectibility may not be assured.

Non-interest Income | Non-interest income was $4.6 million for the three-month period ended March 31, 2002, compared to $5.6 million for the three-month period ended March 31, 2001.  This decrease was primarily due to a gain on securities available for sale and a one-time gain on the sale of an equity interest in a partnership during the first quarter of 2001, partially offset by increases in service fees and mortgage banking revenue in 2002.  The gains on securities available for sale during the three-month period ended March 31, 2001 were primarily from the sale of mortgage-backed securities that were securitized from PNWB’s single-family mortgage loan portfolio in prior periods.

Service fees were $3.2 million for the three-month period ended March 31, 2002 compared to $2.8 million for the three-month period ended March 31, 2001. This increase is primarily due to increases in fees received on deposit accounts and fees from commercial loan commitments.

Mortgage banking revenue was $748,000 for the three-month period ended March 31, 2002 compared to $453,000 for the three-month period ended March 31, 2001. As part of PNWB’s transition to a commercial bank starting in mid-2000, management changed its strategy on the origination and retention of single-family residential mortgage loans.  As a result, the majority of PNWB’s single-family mortgage loan production is now channeled directly to the secondary market.  During the past year, the decline in long-term interest rates resulted in an increase in fixed-rate single-family mortgage loan refinances and opportunities to sell these loans on the secondary market for a fee.  In addition to the lower interest rate environment, the increase in mortgage banking revenue in the first quarter of 2002 was also due to PNWB’s focus on initiatives to improve the mortgage banking activities.

Non-interest Expense | Non-interest expense was $18.6 million for the three-month period ended March 31, 2002, compared to $19.3 million for the three-month period ended March 31, 2001.  Non-interest expense for the three-month period ended March 31, 2001 included conversion and integration expenses of $856,000 as a result of the conversion process that was completed in April 2001 and $280,000 goodwill amortization expense.  During the three-month period ended March 31, 2002, no such expenses were incurred.

Compensation and employee benefits were $9.8 million for the three-month period ended March 31, 2002, compared to $9.4 million for the three-month period ended March 31, 2001.  This increase in compensation and employee benefits was primarily due to higher variable compensation expense related to performance based bonus plans.

The efficiency ratio is computed by dividing total operating expenses by net interest income and non-interest income.  An increase in the efficiency ratio indicates that more resources are being utililized to generate the same (or greater) volume of income while a decrease would indicate a more efficient allocation of resources.  The efficiency ratio for the three-month period ended March 31, 2002 was 58.2 percent, compared to 70.7 percent for the three-month period ended March 31, 2001.  Excluding the $856,000 conversion and integration expenses and $280,000 goodwill amortization expense incurred during the first quarter of 2001, the efficiency ratios were 58.2 percent  and 66.6 percent for the three-month period ended March 31, 2002 and 2001, respectively.

Income Tax Expense | Income tax expense was $4.1 million for the three-month period ended March 31, 2002, compared to $2.5 million for the three-month period ended March 31, 2001. The increase in income tax expense was primarily due to the higher income before taxes.  The increase was partially offset by a decrease in effective tax rate from 37.4 percent for the first quarter of 2001 to 35.0 percent for the same period in 2002 primarily due to the elimination of non-tax deductible goodwill amortization expense as a result of the adoption of SFAS No. 142 “Accounting For Goodwill and Other Intangible Assets”.

REVIEW OF FINANCIAL CONDITION

PNWB’s consolidated assets were $2.74 billion as of March 31, 2002 and December 31, 2001.

Securities | As of March 31, 2002, PNWB had $733.0 million of securities available for sale, compared to $757.0 million as of December 31, 2001.  The decreases were due to sales and maturities of investment securities.

PNWB maintains liquidity in accordance with an internal liquidity policy.  Liquidity levels may be increased or decreased depending upon the yields on investment alternatives, management’s judgment as to the attractiveness of the yields then available in relation to other opportunities, and management’s expectation of the yield that will be available in the future.  Management’s projections as to the short-term demand for funds to be used for loan originations and other activities can also affect liquidity levels.

Securities classified as available for sale are reported at estimated fair value, with unrealized gains and losses (net of income taxes) reported in accumulated other comprehensive income (loss), a separate component of shareholders’ equity.

Net Loans Receivable | Net loans receivable were $1.80 billion as of March 31, 2002, compared to $1.79 billion as of December 31, 2001.

Commercial loans outstanding totaled $593.1 million as of March 31, 2002, an increase of $1.4 million from December 31, 2001.  Commercial real estate mortgage loans outstanding totaled $523.0 million as of March 31, 2002, an increase of $52.6 million from December 31, 2001.  Commercial and commercial real estate loans outstanding represented 60.9 percent of total gross loans as of March 31, 2002, an increase from 58.4 percent of total gross loans as of December 31, 2001.  Growth in commercial lending should shorten duration risk and increase net interest margin.

Single-family residential mortgage loans outstanding totaled $293.8 million as of March 31, 2002 compared to $321.2 million as of December 31, 2001.  As part of the transition to a commercial bank, PNWB changed its strategy with regard to the origination and retention of single-family mortgage loans in mid-2000.  The majority of PNWB’s single-family mortgage loan production is now being sold in the secondary market with servicing rights released.

The following table sets forth the composition of PNWB’s loan portfolio by type as of the dates indicated:

Dollars in thousands	March 31, 2002	December 31, 2001

Commercial loans:
Commercial	$593,065	$591,663
Commercial real estate	522,982	470,408
Total commercial loans:	1,116,047	1,062,071

Single-family residential	293,770	321,246
Real estate construction	309,348	319,228
Consumer loans	114,456	115,440
	1,833,621	1,817,985
Less:
Allowance for losses on loans	21,099	20,123
Deferred loan fees and discounts	9,357	9,430
Net loans receivable	$1,803,165	$1,788,432

Loans Held for Sale | Loans held for sale totaled $34.3 million as of March 31, 2002 compared to $43.8 million as of December 31, 2001.  Loans held for sale are generally single-family mortgage loans and loans originated under a Small Business Administration program.  Loans held for sale are carried at the lower of cost or estimated fair value in aggregate.  Loans held for sale are typically sold to other financial institutions.

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

Non-accrual loans totaled $16.8 million as of March 31, 2002 compared to $16.1 million as of December 31, 2001. This increase was primarily due to an increase in single-family mortgage loans that were over 120 days past due as of March 31, 2002, partially offset by a few construction loans being brought current during the first quarter of 2002.  Other real estate was $5.9 million as of March 31, 2002 compared to $5.8 million as of December 31, 2001.  Total non-performing assets, including non-accrual loans and other real estate, totaled $22.7 million or 0.83 percent of consolidated assets as of March 31, 2002, compared to $21.9 million or 0.80 percent of consolidated assets as of December 31, 2001.

The following table summarizes non-performing assets as of the dates indicated:

Dollars in thousands	March 31, 2002	December 31, 2001

Non-accrual loans

Commercial loans:
Commercial	$8,258	$8,119
Commercial real estate	1,013	1,100
Total commercial loans:	9,271	9,219

Single-family residential	6,712	5,425
Real estate construction	663	1,199
Consumer loans	135	245

Total non-accrual loans	16,781	16,088

Other real estate	5,943	5,762

Total non-performing assets	$22,724	$21,850

Allowance for Losses on Loans | The allowance for losses on loans was $21.1 million or 1.16 percent of loans receivable as of March 31, 2002, compared to $20.1 million or 1.11 percent of loans receivable as of December 31, 2001.  Net loan charge-offs were $0.7 million or 0.16 percent of the average balance of loans outstanding for the three-month period ended March 31, 2002, compared to $0.7 million or 0.15 percent of the average balance of loans outstanding for the three-month period ended March 31, 2001.

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

The allowance for losses on loans is maintained at an amount to sufficiently provide for estimated losses based on evaluating known and inherent risks in the loan portfolio.  Management analyzes certain factors underlying the quality of the loan portfolio.  These factors include changes in the size and composition of the loan portfolio, delinquency levels, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectibility may not be assured.  Management has assessed the impact of the Pacific Northwest regional economy on the credit risk in the loan portfolio.  To date, delinquency trends and classified loan levels relative to comparable periods do not indicate any material deterioration in the loan portfolio.  Currently, management is not aware of any unusually large loan concentrations in industries impacted by the economy. Management continues to closely monitor PNWB’s credit quality and focus on identifying potential problem credits and any loss exposure in a timely manner.  Industry concentration and related limits will also be subject to on-going assessment.

PNWB believes it has established its allowance for losses on loans in accordance with accounting principles generally accepted in the United States.  However, there can be no assurance that in the future, regulators, when reviewing PNWB’s loan portfolio, will not request PNWB to increase its allowance for losses on loans, thereby affecting PNWB’s financial condition and results of operations.  Substantial increases may be necessary should the quality of loans deteriorate as a result of the factors discussed above.

PNWB’s allowance for losses on loans is allocated to specific loans, certain loan categories based on the relative risk characteristics, asset classifications and actual loss experience of the loan portfolio.  Although the allocation of the allowance for losses on loans is an important credit management tool, the entire allowance for losses on loans is available for the entire loan portfolio.  Management reviewed the allocations in the various loan categories and believes the allowance for losses on loans was adequate as of March 31, 2002.

The following tables summarize the activity in allowance for losses on loans during the three-month periods ended March 31:

Dollars in thousands	2002	2001

Allowance as of beginning of period	$20,123	$17,561

Provision for losses on loans	1,700	1,400

Recoveries	129	296

Charge-offs	(853)	(954)

Allowance as of end of period	$21,099	$18,303

Goodwill and Other Intangible Assets | Goodwill arising from acquisitions represents the excess of the purchase price over the estimated fair value of net assets acquired. Prior to 2002, goodwill was amortized using the straight-line methods over periods not exceeding twenty years.  Effective January 1, 2002, upon adoption of SFAS No. 142 “Accounting for Goodwill and Other Intangible Assets”, PNWB no longer amortizes its goodwill, and as such, expects annual goodwill amortization expense to reduce by approximately $1.1 million starting in 2002.  PNWB reviews its goodwill for impairment annually or more frequently if impairment indicators arise.  During the first quarter of 2002, PNWB performed the transitional impairment assessment of its goodwill as of January 1, 2002 and noted that such assessment did not indicate any impairment of goodwill.  A reconciliation of reported net income to net income adjusted to exclude goodwill amortization follows:

	Three-month periods ended March 31,
Dollars in thousands, except per share amounts	2002	2001

Income statement:
Reported net income	$7,564	$4,121
Adjustment for goodwill amortization	—	280
Adjusted net income	$7,564	$4,401

Basic net income per shares:
Reported basic net income per share	$0.49	$0.27
Adjustment for goodwill amortization	—	0.01
Adjusted basic net income per share	$0.49	$0.28

Diluted net income per share
Reported diluted net income per share	$0.48	$0.26
Adjustment for goodwill amortization	—	0.02
Adjusted diluted net income per share	$0.48	$0.28

Other intangible assets consist of mortgage servicing intangibles and core deposit intangibles.  Mortgage servicing intangibles are capitalized when acquired either through the purchase or origination of loans that are subsequently sold or securitized with the servicing rights retained. The estimated fair value of mortgage servicing intangibles at the date of the sale of loans is determined based on the discounted present value of expected future cash flows using key assumptions for servicing income and costs and prepayment rates on the underlying loans. The estimated fair value is periodically evaluated for impairment by comparing actual cash flows and estimated future cash flows from servicing assets to those estimated at the time servicing assets were originated.  Mortgage servicing intangibles are amortized using the accelerated methods as an offset to service fees in proportion to and over the period of estimated net servicing income.

Goodwill and other intangible assets consisted of the following as of the dates indicated:

Dollars in thousands	March 31, 2002	December 31, 2001

Goodwill	$16,137	$16,137
Mortgage servicing intangibles	1,374	1,562
Core deposit intangibles	378	423
	$17,889	$18,122

Deposits | PNWB offers various types of deposit accounts, including checking accounts, savings accounts, money market accounts and certificate of deposit accounts.  Deposit accounts vary as to terms; the principal differences are the minimum balance required, the time period the funds must remain on deposit, the interest rate, and the deposit or withdrawal option.  PNWB relies on generating deposits through a marketing strategy that employs a sales staff responsible for retaining and generating new customer relationships.  We emphasize developing total client relationships in order to increase our core deposit base.

Non-interest-bearing deposits were $263.5 million as of March 31, 2002 compared to $241.7 million as of December 31, 2001.  Non-interest-bearing deposits represented 15.5 percent and 15.1 percent of total deposits as of March 31, 2002 and December 31, 2001, respectively.  Interest-bearing transaction accounts (which include interest-bearing checking, money market and savings accounts) totaled $663.8 million as of March 31, 2002 compared to $632.0 million as of December 31, 2001.  Interest-bearing transaction accounts represented 39.0 percent of total deposits as of March 31, 2002, compared to 39.4 percent as of December 31, 2001.

Certificates of deposit totaled $773.6 million as of March 31, 2002, compared to $731.1 million as of December 31, 2001.  Certificates of deposit represented 45.5 percent of total deposits as of March 31, 2002, compared to 45.6 percent as of December 31, 2001.

The following table sets forth the balances of deposits by account type as of the dates indicated:

Dollars in thousands	March 31, 2002	December 31, 2001

Non-interest-bearing deposits	$263,459	$241,674
Interest-bearing checking accounts	216,614	214,098
Money market accounts	348,127	322,554
Savings accounts	99,106	95,390
Certificates of deposit	773,565	731,139

Total	$1,700,871	$1,604,855

FHLB Advances and Securities Sold Under Agreements to Repurchase | PNWB borrows through advances from the Federal Home Loan Bank (FHLB) and securities sold under agreements to repurchase with third parties. These borrowing sources totaled $762.7 million as of March 31, 2002 compared to $864.0 million as of December 31, 2001.  The need for this type of borrowings decreased primarily as a result of the overall decrease in assets and increase in deposits.

The FHLB provides credit for member financial institutions.  As members, financial institutions are required to own capital stock in the FHLB, and are authorized to apply for advances on the security of such stock, certain home mortgages and other assets (principally securities that are obligations of, or guaranteed by, the United States).  Advances are made to member financial institutions pursuant to several different programs.  These programs are generally designed to meet the financial institution’s need while still reflecting market terms and conditions.  PNWB uses advances from the FHLB to supplement funds available to lend and to meet liquidity guidelines.  Interest rates on these advances vary in response to general economic conditions.  PNWB also uses the securities market for borrowings by utilizing its securities available for sale as collateral. These borrowings are collateralized by securities with an estimated fair value exceeding the face value of the borrowings.

Other borrowings| Other borrowings were $12.1 million as of March 31, 2002, compared to $12.6 million as of December 31, 2001.  They were primarily notes from another financial institution. This borrowing qualifies as Tier II capital under the capital guidelines of the Federal Reserve Board.  The decrease from December 31, 2001 was due to the payoff of a loan by Pacific Northwest Bancorp Employee Stock Ownership Plan that Pacific Northwest Bancorp guaranteed.

Guaranteed Preferred Beneficial Interests in Subordinated Debt  | On November 15, 1999, $40 million of 9.875 percent Capital Securities were issued by InterWest Capital Trust I (the Trust).  The proceeds of the offering were invested by the Trust in junior subordinated debentures of Pacific Northwest Bancorp.  The debentures held by the Trust are the sole assets of the Trust.  The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures.  The debentures will not mature earlier than November 15, 2009, and not later than November 15, 2029.  Pacific Northwest Bancorp entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees.  The capital securities qualify as Tier I capital under the capital guidelines of the Federal Reserve Board.  In 2001, Pacific Northwest Bancorp purchased $2.5 million of the capital securities.

Shareholders’ Equity | PNWB is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors.  PNWB manages various capital levels at both the holding company and subsidiary bank level to maintain adequate capital ratios and levels in accordance with external regulations and capital guidelines established by the Board of Directors.

On January 22, 2002, the Board of Directors approved a stock repurchase plan of up to five percent of Pacific Northwest Bancorp’s outstanding shares of common stock over the next twelve months.  During the three-month period ended March 31, 2002, PNWB repurchased, on the open market, approximately 216,000 shares at a total price of $5.1 million under this repurchase plan.  The repurchased common stock was acquired for an average price of $23.70 per common share.

PNWB’s total shareholders’ equity was $199.2 million as of March 31, 2002, compared to $200.5 million as of December 31, 2001.  The decrease in shareholders’ equity during the first quarter of 2002 was primarily due to stock repurchase of $5.1 million, first quarter cash dividends declared of $0.14 per share or $2.2 million, a decrease in the estimated fair value of securities available for sale of $2.7 million, partially offset by net income of $7.6 million.  Book value per share was $12.90 as of March 31, 2002, compared to $12.86 as of December 31, 2001.

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

Pacific Northwest Bancorp is subjectto risk-based capitalguidelines issued by the FRB, which establish a risk-adjusted ratio relating capital to different categories of assets.  Tier I capital is comprised of shareholders’ equity and guaranteed preferred beneficial interests in subordinated debt less certain intangibles, and excludes the equity impact of adjusting securities available for sale to estimated fair value. Total capital is Tier I capital, the allowance for losses on loans and certain long-term debt that qualifies for inclusion as regulatory capital.  The FRB’s risk-based capital rules have been supplemented by a leverage capital ratio, defined as Tier I capital to adjusted quarterly average total assets.  As of March 31, 2002, under the FRB’s capital guidelines, PNWB’s levels of consolidated regulatory capital exceeded the FRB’s well-capitalized requirements.  The capital amounts and ratios for Pacific Northwest Bancorp and Pacific Northwest Bank as of March 31, 2002 and December 31, 2001, are presented in the following table:

CAPITAL RATIOS

	Amount		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2002

Pacific Northwest Bancorp
Total capital (to risk-weighted assets)	$254,687	12.49%	$163,121	8.0%	$203,901	10.0%
Tier I capital (to risk-weighted assets)	221,483	10.86%	81,561	4.0%	122,341	6.0%
Tier I capital (to average assets)	221,483	8.18%	108,263	4.0%	135,329	5.0%

Pacific Northwest Bank:
Total capital (to risk-weighted assets)	$253,156	12.46%	$162,533	8.0%	$203,166	10.0%
Tier I capital (to risk-weighted assets)	231,952	11.42%	81,267	4.0%	121,900	6.0%
Tier I capital (to average assets)	231,952	8.59%	108,017	4.0%	135,021	5.0%

December 31, 2001

Pacific Northwest Bancorp:
Total capital (to risk-weighted assets)	$252,089	12.09%	$166,802	8.0%	$208,502	10.0%
Tier I capital (to risk-weighted assets)	219,966	10.55%	83,401	4.0%	125,101	6.0%
Tier I capital (to average assets)	219,966	8.02%	109,692	4.0%	137,115	5.0%

Pacific Northwest Bank:
Total capital (to risk-weighted assets)	$248,486	11.96%	$166,274	8.0%	$207,842	10.0%
Tier I capital (to risk-weighted assets)	228,363	10.99%	83,137	4.0%	124,705	6.0%
Tier I capital (to average assets)	228,363	8.35%	109,427	4.0%	136,783	5.0%

As of March 31, 2002, Pacific Northwest Bank was in compliance with well-capitalized capital requirements. Management believes that under the current regulations Pacific Northwest Bank will continue to meet well-capitalized capital requirements in the foreseeable future.  However, events beyond the control of Pacific Northwest Bank, such as a downturn in the economy in areas where Pacific Northwest Bank has most of its loans, could adversely affect future earnings and, consequently, the ability of Pacific Northwest Bank to meet future well-capitalized capital requirements.

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

The analysis of liquidity also includes a review of PNWB’s consolidated statement of cash flows for the three-month period ended March 31, 2002.  The consolidated statement of cash flows details PNWB’s operating, investing and financing activities during the period.  The most significant items under operating activities include net income of $7.6 million for the three-month period ended March 31, 2002 and a decrease in other liabilities of $5.0 million and an increase of other assets of $3.8 million.  Also included in operating activities are the add back of non-cash depreciation, amortization of intangible assets and the provision for losses of loans totaling $3.3 million. Investing activities included proceeds from maturing and principal repayments on securities available for sale of $113.1 million, purchases of securities available for sale of $92.8 million. Investing activities also included a $67.9 million increase in loans receivable, $59.1 million of proceeds from mortgage banking activities and a $1.7 million proceeds from the sale of other real estate. During the period, financing activities included $101.4 million in borrowing repayments, net of borrowing proceeds, a $42.4 million increase in certificates of deposit, a $53.6 million increase in deposits and a total of $2.2 million paid in cash dividends to shareholders.

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

In addition to adjustable rate loans and short-term commercial and consumer loans, PNWB uses a number of other strategies to minimize the impact of significant interest rate changes on net income. The strategies utilized by PNWB include sales of long-term, fixed-rate mortgage loans, emphasis on growth in non-interest-bearing deposits and adjustable rate commercial lending.

Management uses simulation analysis to measure PNWB’s interest sensitivity position.  This simulation analysis is used to evaluate the effects of potential interest rate movements on net interest income.  The simulation analysis model is dynamic in nature, and incorporates management’s current balance sheet strategy. Management develops assumptions regarding interest rate spreads, projected balances, expected maturities, cash flows and prepayment assumptions under different interest rate scenarios.  Actual results may differ from simulated results due to timing, magnitude, and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

For further information on interest rate risk, reference is made to the sections “Net Interest Income” and “Average Rates and Balances” in Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations contained in this quarterly report on Form 10-Q.  Information regarding the expected maturities of financial assets and financial liabilities has not changed materially from disclosures made in the Annual Report on Form 10-K for the year ended December 31, 2001.

FORWARD-LOOKING STATEMENTS

In this quarterly report on Form 10-Q, PNWB has included certain “forward-looking statements” concerning its future operations.  Sentences containing words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “should,” “projected,” or similar words may constitute forward-looking statements.  Although PNWB believes that the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business and operations, it is possible that actual results may differ materially from these expectations.  The following items are among the factors that could cause actual results to differ materially from the forward-looking statements: general economic conditions, including their impact on capital expenditures; business conditions in the banking industry; recent world events and their impact on interest rates, businesses and customers; the regulatory environment; new legislation; vendor quality and efficiency; employee retention factors; rapidly changing technology and evolving banking industry standards; competitive standards; competitive factors, including increased competition with community, regional and national financial institutions; fluctuating interest rate environments; higher than expected loan delinquencies; and similar matters.  These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements.

PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings

PNWB faces ordinary routine litigation arising in the normal course of business.  In the opinion of management, liabilities (if any) arising from such claims will not have a material effect upon the business, results of operations or financial condition of PNWB.

Item 2, 3, 4, 5 are not applicable and have been omitted.

Item 6.                    Exhibits and Reports on Form 8-K

(a)          Exhibits

3.1	Articles of Incorporation of Pacific Northwest Bancorp (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).
3.2	Bylaws of Pacific Northwest Bancorp (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).
3.3	Amendment to the Bylaws of Pacific Northwest Bancorp (incorporated by reference to Exhibit 3.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
10	Material contracts of Pacific Northwest Bancorp (incorporated by reference to Exhibits 10.1 through 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

(b)          Reports on Form 8-K

On January 24, 2002, PNWB reported items 5 and 7 in a Current Report on Form 8-K in connection with the issuance of a press release announcing PNWB’s plan to repurchase up to five percent of its outstanding shares of common stock over the next twelve months.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC NORTHWEST BANCORP

		By:	/s/ Patrick M. Fahey
Patrick M. Fahey
President and Chief Executive Officer

/s/ Bette J. Floray
Bette J. Floray
Executive Vice President and Chief Financial Officer

Dated:	May 13, 2002