Form 10-Q
period 2002-06-30
PACIFIC NORTHWEST BANCORP
filed 2002-08-12
CIK 949504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended June 30, 2002

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

YES ☒  NO ☐

As of July 29, 2002, 15,202,659 shares of common stock were outstanding with no par value.

PACIFIC NORTHWEST BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

Dollars in thousands	June 30, 2002	December 31, 2001

Assets

Cash and due from banks
Non-interest-bearing	$67,502	$58,134
Interest-bearing	2,124	491
Federal funds sold and securities purchased under agreements to resell	31,900	—
Securities available for sale	771,853	757,018
Loans receivable	1,837,215	1,808,555
Allowance for losses on loans	(21,928)	(20,123)
Net loans receivable	1,815,287	1,788,432

Loans held for sale	23,021	43,757
Interest receivable	13,709	14,808
Other real estate	5,873	5,762
Premises and equipment	49,448	50,837
Goodwill	16,137	16,137
Other intangible assets	1,526	1,985
Bank owned life insurance	50,499	—
Other assets	8,162	4,147

Total assets	$2,857,041	$2,741,508

Liabilities

Deposits:
Non-interest-bearing	$220,267	$241,674
Interest-bearing	1,622,536	1,363,181
Total deposits	1,842,803	1,604,855

Federal Home Loan Bank (FHLB) advances	626,821	714,526
Federal funds purchased and securities sold under agreements to repurchase	114,244	149,504
Guaranteed preferred beneficial interests in subordinated debt	36,000	37,500
Other borrowings	12,075	12,621
Other liabilities	23,047	22,016

Total liabilities	2,654,990	2,541,022

Shareholders’ Equity

Common stock, no par value, authorized shares 30,000,000
Issued and outstanding: 15,194,143 and 15,595,204 shares	—	—
Paid-in-capital	13,819	26,757
Retained earnings	184,108	172,967
Accumulated other comprehensive income	4,124	1,305
Debt related to employee stock ownership plan (ESOP)	—	(543)

Total shareholders’ equity	202,051	200,486

Total liabilities and shareholders’ equity	$2,857,041	$2,741,508

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

For the three and six month periods ended June 30, 2002 and 2001

	Three-month periods		Six-month periods
Dollars in thousands, except per share amounts	2002	2001	2002	2001

Interest Income
Loans receivable and loans held for sale	$34,548	$39,369	$69,057	$79,104
Securities available for sale	10,391	13,305	20,791	27,286
Other	67	106	74	437
	45,006	52,780	89,922	106,827
Interest Expense
Deposits	9,744	16,123	18,621	34,013
FHLB advances and other borrowings	6,331	8,285	12,905	17,573
Securities sold under agreements to repurchase	996	2,869	2,191	7,147
Guaranteed preferred beneficial interests in subordinated debt	901	988	1,827	1,975
	17,972	28,265	35,544	60,708

Net interest income	27,034	24,515	54,378	46,119

Provision for losses on loans	1,700	1,400	3,400	2,800

Net interest income after provision for losses on loans	25,334	23,115	50,978	43,319

Non-interest Income
Service fees	3,281	2,889	6,458	5,691
Mortgage banking revenue	707	518	1,455	971
Investment product fees and insurance commissions	508	647	836	1,222
Bank owned life insurance income	499	—	499	—
Gain on sale of securities available for sale	40	446	40	1,144
Gain on sale of partnership	—	—	—	574
Other	329	610	661	1,150
	5,364	5,110	9,949	10,752
Non-interest Expense
Compensation and employee benefits	9,977	9,663	19,796	19,081
General and administrative	4,292	5,491	8,557	10,026
Occupancy and equipment	3,042	3,126	6,163	6,102
Data processing	1,397	1,510	2,782	2,989
Other real estate owned	8	10	10	14
Conversion and integration	—	434	—	1,290
Severance and employment agreements	—	200	—	200
	18,716	20,434	37,308	39,702

Income before income tax expense	11,982	7,791	23,619	14,369

Income tax expense	4,070	2,916	8,143	5,373

Net income	$7,912	$4,875	$15,476	$8,996

Basic net income per share	$0.52	$0.31	$1.00	$0.58

Diluted net income per share	$0.50	$0.31	$0.98	$0.57

Dividends declared per share	$0.14	$0.14	$0.28	$0.28

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

Dollars in thousands, except share data	Common Stock, no par value Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Debt Related To ESOP	Total
January 1, 2001	15,494,357	$26,291	$159,613	$(5,500)	$(1,668)	$178,736

Dividends declared, $0.28 per share			(4,350)			(4,350)

Issuance of common stock:
Stock option plans	45,718	454				454

ESOP debt repayment	21,254				582	582

Comprehensive income:

Net income			8,996			8,996

Other comprehensive income -

Reclassification of securities held to maturity to securities available for sale, net of taxes of $(321)				(597)		(597)

Unrealized gain on securities available for sale, net of taxes of $2,079				3,861		3,861

Reclassification adjustment for gains included in net income, net of taxes of $(401)				(743)		(743)

Total comprehensive income *						11,517
June 30, 2001	15,561,329	$26,745	$164,259	$(2,979)	$(1,086)	$186,939

January 1, 2002	15,595,204	$26,757	$172,967	$1,305	$(543)	$200,486

Dividends declared, $0.28 per share			(4,335)			(4,335)

Issuance of common stock:
Stock option plans	113,926	1,497				1,497

Purchase and retirement of common stock	(532,651)	(14,435)				(14,435)

ESOP debt repayment	17,664				543	543

Comprehensive income:

Net income			15,476			15,476

Other comprehensive income -

Unrealized gain on securities available for sale, net of taxes of $1,540				2,859		2,859

Reclassification adjustment for gains included in net income, net of taxesof $(22)				(40)		(40)
Total comprehensive income*						18,295
June 30, 2002	15,194,143	$13,819	$184,108	$4,124	$0	$202,051

* Comprehensive income for the three months ended June 30, 2002 and 2001 was $13,414 and $3,462, respectively.

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six-month periods ended June 30,
Dollars in thousands	2002	2001

Operating Activities

Net income	$15,476	$8,996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,638	3,238
Amortization of intangible assets	458	1,277
Provision for losses on loans	3,400	2,800
Amortization (accretion) of premiums and discounts, net	946	(105)
Gain on sale of mortgage banking assets	(1,455)	(971)
Gain on sale of securities available for sale	(40)	(1,144)
(Gain) loss on sale of other real estate	35	(58)
Write-downs on other real estate	32	—
Loss on disposal of premises and equipment	82	—
Income from bank owned life insurance	(499)	—
Loan fees deferred, net of amortization	602	1,391
FHLB stock dividends	(1,381)	(1,435)
Changes in operating assets and liabilities:
Decrease in interest receivable	1,067	2,525
Increase in other assets	(4,015)	(4,108)
Decrease in other liabilities	(433)	(8,165)

Net cash provided by operating activities	$16,913	$4,241

Investing Activities

Purchases of securities available for sale	(200,796)	(211,438)
Proceeds from maturing and principal repayments on securities available for sale	188,751	258,501
Proceeds from sale of securities available for sale	2,040	35,026
Proceeds from sale of mortgage banking assets	104,324	66,588
Net increase in loans receivable	(116,796)	(120,403)
Proceeds from sale of other real estate	3,881	3,839
Improvements capitalized to other real estate	(263)	(825)
Purchases of premises and equipment	(1,394)	(3,565)
Proceeds from sales of premises and equipment	62	5,200
Purchase of bank owned life insurance	(50,000)	—
Net increase in federal funds sold and securities purchased under agreements to resell	(31,900)	(5,083)

Net cash provided by (used in) investing activities	$(102,091)	$27,840

Financing Activities

Net increase (decrease) in deposits	$115,727	$(10,591)
Net increase (decrease) in certificates of deposit	122,221	(3,773)
Proceeds from FHLB advances, securities sold under agreements to repurchase, and other borrowings	2,543,963	1,362,150
Repayment of FHLB advances, securities sold under agreements to repurchase and other borrowings	(2,666,931)	(1,388,770)
Purchase of Interwest Capital Trust I - capital securities	(1,500)	—
Dividends paid to shareholders	(4,363)	(4,354)
Purchase and retirement of common stock	(14,435)	—
Issuance of common stock from exercise of stock options	1,497	454

Net cash provided by (used in) financing activities	96,179	(44,884)

Net increase (decrease) in cash and due from banks	11,001	(12,803)

Cash and due from banks
Beginning of period	58,625	78,861

End of period	$69,626	$66,058

Supplemental Disclosures of Cash Flow Information

Cash paid during the period for:
Interest	$33,257	$60,318
Income taxes	11,500	5,500
Non-cash investing and financing activities:
Loans receivable transferred to other real estate	3,796	3,612
Transfer of securities from held to maturity To available for sale	—	64,741
ESOP debt repayment	543	582

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

The unaudited consolidated financial statements include the accounts of Pacific Northwest Bancorp and its wholly owned subsidiaries (collectively PNWB).  As of June 30, 2002, Pacific Northwest Bancorp’s wholly owned subsidiaries were Pacific Northwest Bank and InterWest Capital Trust I.  All material inter-company transactions and balances have been eliminated in consolidation.

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation are reflected in the unaudited interim consolidated financial statements.  The consolidated statements of income for the three- and six-month periods ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.  For further information, refer to the consolidated financial statements and footnotes filed on the Form 10-K for the most recent annual period ended December 31, 2001.

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

The following table presents the computation of basic and diluted net income per share for the three- and six-month periods ended June 30:

	Three months		Six months
Dollars in thousands, except share and per share amounts	2002	2001	2002	2001

Numerator:

Net income	$7,912	$4,875	$15,476	$8,996

Denominator:

Denominator for basic net income per share-
Weighted average shares	15,353,873	15,534,482	15,443,721	15,522,934
Effect of dilutive securities:
Stock options	456,355	165,605	395,898	126,623
Denominator for diluted net income per share-
Weighted average shares and assumed conversion of dilutive stock options	15,810,228	15,700,087	15,839,619	15,649,557

Basic net income per share	$0.52	$0.31	$1.00	$0.58

Diluted net income per share	$0.50	$0.31	$0.98	$0.57

NOTE D CONVERSION AND INTEGRATION EXPENSES

During the year ended December 31, 2000, PNWB initiated the process of converting its various subsidiary bank operating systems to a single enhanced operating system.  The conversion was completed on April 9, 2001.  Conversion and integration expenses were expensed as incurred.  Total expenses associated with conversion and integration efforts were $0.4 and $1.3 million during the three- and six-month periods ended June 30, 2001, respectively.   No conversion and integration expenses were incurred in 2002.

NOTE E BUSINESS SEGMENT INFORMATION

Between the period August 31, 1996 and October 1999, PNWB acquired six commercial banking institutions. Subsequent to the acquisitions of Pacific Northwest Bank, First National Bank of Port Orchard, Pioneer Bank and Kittitas Valley Bank in 1998, PNWB was managed at the individual subsidiary bank level.  Each subsidiary bank had a Board of Directors and an executive management team that was responsible for the operation and performance of the respective subsidiary bank.

During the year ended December 31, 2000, PNWB merged the subsidiary banks into one commercial bank.  In addition, PNWB consolidated its executive management functions and implemented a new organizational structure, while converting separate banking systems into a single operating system.  As a result of these organizational and system changes, the financial information that is used by the chief operating decision maker in allocating resources and assessing performance is only provided for one reportable segment for the three- and six-month periods ended June 30, 2002 and 2001.

NOTE F SECURITIES PLEDGED UNDER AGREEMENTS TO REPURCHASE

PNWB has sold certain securities of the U.S. government and its agencies and other approved investments under agreements to repurchase.  The securities sold were classified as securities available for sale with an estimated fair value of $94.3 million and $147.9 million as of June 30, 2002 and December 31, 2001, respectively.

NOTE G ACCOUNTING CHANGES

In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections”.  SFAS No. 145 rescinds the classification of extinguishment of debt as extraordinary as previously required under SFAS No. 4 and establishes new criteria for the classification of gains and losses on extinguishment of debt.  SFAS No. 145 also amends SFAS No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor. SFAS No. 145 becomes effective on January 1, 2003 with the exception of the amendment and technical corrections related to SFAS No. 13, which were effective on May 15, 2002.  Management does not expect the adoption of SFAS No. 145 to have a material impact on PNWB’s financial condition or results of operations.

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

In July 2001, the FASB issued SFAS No. 142 “Accounting for Goodwill and Other Intangible Assets”.  Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment or more frequently if impairment indicators arise.  Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.  This Statement became effective on January 1, 2002.  During the first quarter of 2002, PNWB performed the transitional impairment assessment of its goodwill as of January 1, 2002 and noted that such assessment did not indicate any impairment of goodwill.  The adoption of SFAS No. 142 is expected to reduce PNWB’s goodwill amortization expense by approximately $1.1 million on an annual basis.  A reconciliation of reported net income to net income adjusted to exclude goodwill amortization for the three- and six- month periods ended June 30, 2002 and 2001 is as follows:

	Three-month periods		Six-month periods
Dollars in thousands, except per share amount	2002	2001	2002	2001

Income statement:
Reported net income	$7,912	$4,875	$15,476	$8,996
Adjustment for goodwill amortization	—	280	—	560
Adjusted net income	$7,912	$5,155	$15,476	9,556

Basic net income per share:
Reported basic net income per share	$0.52	$0.31	$1.00	0.58
Adjustment for goodwill amortization	—	0.02	—	0.04
Adjusted basic net income per share	$0.52	$0.33	$1.00	0.62

Diluted net income per share:
Reported diluted net income per share	$0.50	$0.31	$0.98	$0.57
Adjustment for goodwill amortization	—	0.02	—	0.04
Adjusted diluted net income per share	$0.50	$0.33	$0.98	$0.61

NOTE H  SUBSEQUENT EVENT

On July 22, 2002, PNWB entered into a definitive agreement to acquire Bank of the Northwest of Portland, Oregon.  PNWB will issue approximately 1.75 million shares of common stock and $25.8 million of cash in a transaction in which Bank of the Northwest shareholders will have an opportunity to choose between stock and cash consideration. The transaction is valued at approximately $85.0 million and the allocation of the purchase price will be approximately 65 percent stock and 35 percent cash.  As of June 30, 2002, Bank of the Northwest had total assets of $354.4 million and stockholders’ equity of $27.4 million.  Bank of the Northwest operates five branch offices in the metropolitan Portland, Oregon market area.  This acquisition is expected to be completed in the fourth quarter of 2002, pending approvals by the regulators and the shareholders of Bank of the Northwest.

Item 2.    MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is provided for the unaudited consolidated financial condition and results of operations of Pacific Northwest Bancorp, which includes its wholly owned subsidiaries (collectively PNWB).  As of June 30, 2002, Pacific Northwest Bancorp’s wholly owned subsidiaries were Pacific Northwest Bank and InterWest Capital Trust I.  The purpose of this discussion is to focus on significant factors concerning PNWB’s financial condition and results of operations.  This discussion should be read along with the unaudited consolidated financial statements for an understanding of the following discussion and analysis. Certain reclassifications have been made to prior period balances to conform to current presentation.  The effects of such reclassifications are not considered material.

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

On July 22, 2002, PNWB entered into a definitive agreement to acquire Bank of the Northwest headquartered in Portland, Oregon. Bank of the Northwest is a commercial bank with total assets of $354.4 million and stockholders’ equity of $27.4 million as of June 30, 2002.  Bank of the Northwest operates five branch offices in the metropolitan Portland, Oregon market area.  PNWB will issue approximately 1.75 million shares of common stock and $25.8 million of cash in a transaction in which Bank of the Northwest shareholders will have an opportunity to choose between stock and cash consideration. The transaction is valued at approximately $85.0 million and the allocation of the purchase price will be approximately 65 percent stock and 35 percent cash.  This acquisition provides PNWB an entry into Portland, Oregon and is consistent with management’s strategy to expand along the I-5 corridor. PNWB anticipates completing the acquisition in the fourth quarter of 2002, pending regulatory approvals and the approval of the shareholders of Bank of the Northwest.  This acquisition will be accounted for using the purchase method of accounting in accordance with accounting principles generally accepted in the United States.

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

RESULTS OF OPERATIONS

PNWB had net income of $7.9 million for the three-month period ended June 30, 2002, compared to $4.9 million for the three-month period ended June 30, 2001.  Diluted net income per share was $0.50 for the three-month period ended June 30, 2002, compared to $0.31 for the three-month period ended June 30, 2001. PNWB’s return on average shareholders’ equity was 15.78 percent for the three-month period ended June 30, 2002, compared to 10.45 percent for the three-month period ended June 30, 2001.  PNWB’s return on average assets was 1.12 percent for the three-month period ended June 30, 2002, compared to 0.69 percent for the three-month period ended June 30, 2001.

PNWB had net income of $15.5 million for the six-month period ended June 30, 2002 compared to $9.0 million for the six-month period ended June 30, 2001.  Diluted net income per share was $0.98 for the six-month period ended June 30, 2002, compared to $0.57 for the six-month period ended June 30, 2001.  PNWB’s return on average shareholders’ equity was 15.40 percent for the six-month period ended June 30, 2002, compared to 9.79 percent for the six-month period ended June 30, 2001. PNWB’s return on average assets was 1.11 percent for the six-month period ended June 30, 2002, compared to 0.63 percent for the six-month period ended June 30, 2001.

The following table summarizes net income, net income per share and key financial ratios for the three- and six-month periods ended June 30:

	Three months		Six months
Dollars in thousands, except per share amounts	2002	2001	2002	2001

Net income	$7,912	$4,875	$15,476	$8,996

Basic net income per share	$0.52	$0.31	$1.00	$0.58

Diluted net income per share	$0.50	$0.31	$0.98	$0.57

Return on average shareholders’ equity	15.78%	10.45%	15.40%	9.79%

Return on average assets	1.12%	0.69%	1.11%	0.63%

Net interest margin	4.12%	3.68%	4.19%	3.48%

Efficiency ratio	57.77%	68.98%	58.00%	69.81%

Net Interest Income | PNWB’s net income is significantly affected by changes in net interest income, which is the interest income received on loans receivable and other interest-earning assets less the interest expense on deposits and borrowings.  Net interest income was $27.0 million for the three-month period ended June 30, 2002, compared to $24.5 million for the three-month period ended June 30, 2001.  Net interest income was $54.4 million and $46.1 million for the six-month periods ended June 30, 2002 and 2001, respectively.  PNWB’s net interest income is sensitive to changes in interest rates.  The decreases in market interest rates throughout 2001 had a positive impact on PNWB’s net interest income due to PNWB’s liability sensitive position at that time. When interest rates decreased, PNWB experienced a greater reduction in funding costs in comparison to reduction in earnings on loans and investments.  During the first quarter of 2002, PNWB completed initiatives to create more of an interest rate neutral position to minimize the impact on net interest income from future interest rate changes.  As such, management does not expect net interest income and net interest margin to continue to improve at the same rate in 2002 as was achieved in 2001, if at all.

Interest income was $45.0 million for the three-month period ended June 30, 2002, compared to $52.8 million for the three-month period ended June 30, 2001. Interest income was $89.9 million for the six-month period ended June 30, 2002, compared to $106.8 million for the six-month period ended June 30, 2001.  The decreases for the three- and six-month periods ended June 30, 2002 were due to lower yields earned on both loans receivable and investment securities as a result of lower market interest rates.  The yields on interest-earning assets were 6.86 percent and 6.93 percent for the three- and six-month periods ended June 30, 2002, compared to 7.96 percent and 8.08 percent for the same periods in 2001.  However, the decreases in interest income were partially offset by increases in the average balance of loans receivable and changes in the composition of average loans receivable with a greater percentage comprised of commercial and commercial real estate loans compared to single-family residential mortgage loans.

Interest expense was $18.0 million for the three-month period ended June 30, 2002, compared to $28.3 million for the three-month period ended June 30, 2001.  The decrease in interest expense for the three-month period ended June 30, 2002 was primarily due to a decrease in the cost of funds as a result of reductions of market interest rates and management’s restructuring of the funding base.  The cost of funds was 3.03 percent for the three-month period ended June 30, 2002, compared to 4.76 percent for the same period in 2001.  During the past year, certificates of deposit repriced according to maturity schedules and borrowings matured and were replaced with borrowings with relatively lower interest rates.  In addition, management also restructured the funding base with a greater percentage comprised of lower-costing deposits.  However, the decrease in interest expense was partially offset by an increase in the average balance of interest-bearing deposits.

Interest expense was $35.5 million for the six-month period ended June 30, 2002, compared to $60.7 million for the six-month period ended June 30, 2001.  This decrease was primarily due to decreases in both the cost of funds and the average balances of interest-bearing liabilities.  The cost of funds for the six-month period ended June 30, 2002 was 3.08 percent, compared to 5.10 percent for the same period in 2001 primarily due to lower market interest rates.

Net interest margin, which is net interest income divided by average interest-earning assets, was 4.12 percent for the three-month period ended June 30, 2002, compared to 3.68 percent for the three-month period ended June 30, 2001.  Net interest margin was 4.19 percent for the six-month period ended June 30, 2002, compared to 3.48 percent for the same period in 2001.  The increases in net interest margin for the three- and six-month periods ended June 30, 2002 were due to changes in the mix of earning assets and decreases in cost of funds which resulted from reductions in market interest rates and the restructuring of the funding base.  The increase in net interest margin for the three-month period ended June 30, 2002 compared to the same period in 2001 was partially offset by implementation of the BOLI initiative in early April 2002.  The funding of BOLI contracts increased average interest-bearing liabilities and interest expense, while the income from BOLI, representing a tax-exempt increase in cash surrender value of these contracts, was classified with “non-interest income”.

Average Rates and Balances | The following table indicates the average balance and average interest rates earned or paid, interest rate spread and net interest margin for the three-month periods ended June 30:

	2002		2001
Dollars in thousands	Average Balance	Rate	Average Balance	Rate

Loans receivable and loans held for sale	$1,855,023	7.46%	$1,811,001	8.71%
Securities available for sale, securities held to maturity and other interest-earning assets	770,341	5.43%	847,456	6.33%
Total interest-earning assets	2,625,364	6.86%	2,658,457	7.96%

Interest-bearing deposits	1,567,378	2.49%	1,486,962	4.35%
FHLB advances, securities sold under agreements to repurchase and other borrowings	810,035	4.07%	893,365	5.45%

Total interest-bearing liabilities	2,377,413	3.03%	2,380,327	4.76%

Non-interest-bearing deposits	$224,498		$234,312

Net interest spread		3.83%		3.20%
Net interest margin		4.12%		3.68%

The following table indicates the average balance and average interest rates earned or paid, interest rate spread and net interest margin for the six-month periods ended June 30:

	2002		2001
Dollars in thousands	Average Balance	Rate	Average Balance	Rate

Loans receivable and loans held for sale	$1,847,448	7.51%	$1,801,679	8.83%
Securities available for sale, securities held to maturity and other interest-earning assets	756,527	5.52%	853,725	6.49%
Total interest-earning assets	2,603,975	6.93%	2,655,404	8.08%

Interest-bearing deposits	1,478,010	2.54%	1,496,737	4.58%
FHLB advances, securities sold under agreements to repurchase and other borrowings	848,469	4.02%	902,758	5.96%

Total interest-bearing liabilities	2,326,479	3.08%	2,399,495	5.10%

Non-interest-bearing deposits	$225,562		$230,162

Net interest spread		3.85%		2.97%
Net interest margin		4.19%		3.48%

The following table provides information on changes in net interest income for the periods that are attributable to changes in interest rates and changes in volume:

	Three-month periods June 30, 2002 vs. 2001 Increase (Decrease) Due to changes in			Six-month periods June 30, 2002 vs. 2001 Increase (Decrease) Due to changes in
Dollars in thousands	Rate	Volume	Total	Rate	Volume	Total

Interest-earning assets

Loans receivable and loans held for sale	$(5,762)	$941	$(4,821)	$(12,045)	$1,997	$(10,048)

Securities available for sale, securities held to maturity and other interest-earning assets	(1,800)	(1,153)	(2,953)	(3,899)	(2,958)	(6,857)

Total net change in income on interest-earning assets	(7,562)	(212)	(7,774)	(15,944)	(961)	(16,905)

Interest-bearing liabilities

Interest-bearing deposits	7,192	(813)	6,379	14,973	420	15,393

FHLB advances, securities sold under agreement to repurchase and other borrowings	2,859	1,055	3,914	8,247	1,524	9,771

Total net change in expense on interest-bearing liabilities	10,051	242	10,293	23,220	1,944	25,164

Net change in net interest income	$2,489	$30	$2,519	$7,276	$983	$8,259

Provision for losses on loans | The provision for losses on loans was $1.7 million for the three-month period ended June 30, 2002, compared to $1.4 million for the three-month period ended June 30, 2001.  The provision for losses on loans was $3.4 million for the six-month period ended June 30, 2002, compared to $2.8 million for the same period in 2001.  The provision was at a higher level for the three- and six-month periods ended June 30, 2002 compared to the same periods last year was in part due to management’s evaluation about the current Pacific Northwest regional economy and its resulting impact on the loan portfolio, the change in the loan mix, and management’s review of the loan portfolio.  Management continues to assess the level of the provision for loan losses based on the known and inherent risk characteristics in the loan portfolio.  These risk characteristics include changes in the size and composition of the loan portfolio, delinquency levels, actual loan loss experience, detailed analysis of individual loans for which full collectibility may not be assured, and current economic conditions in PNWB’s market area.

Non-interest Income | Non-interest income was $5.4 million for the three-month period ended June 30, 2002, compared to $5.1 million for the three-month period ended June 30, 2001.  This increase was primarily due to income from BOLI during the second quarter of 2002, higher service fees and mortgage banking revenue, partially offset by the lower gain on securities available for sale.  Non-interest income was $9.9 million for the six-month period ended June 30, 2002, compared to $10.8 million for the same period ended June 30, 2001.  This decrease was primarily due to lower gain on sale of securities available for sale, a one-time gain on sale of the equity interest in a partnership during the first quarter of 2001, partially offset by higher service fees, higher mortgage banking revenue and BOLI income.  The gains on securities available for sale during the three- and six-month period ended June 30, 2001 were primarily from the sale of mortgage-backed securities that were securitized from PNWB’s single-family mortgage loan portfolio in prior periods.

During the second quarter 2002, PNWB implemented the financial strategy to purchase $50.0 million of BOLI on certain key employees. PNWB is the beneficiary of these BOLI contracts and the proceeds from the death benefit payments will be used to offset the cost of employee benefits.  The $499,000 income from BOLI represented the tax-exempt increases in cash surrender value of BOLI contracts for the three-month period ended June 30, 2002.

Service fees were $3.3 million for the three-month period ended June 30, 2002 compared to $2.9 million for the three-month period ended June 30, 2001.  Service fees were $6.5 million for the six-month period ended June 30, 2002 compared to $5.7 million for the six-month period ended June 30, 2001. The increases were primarily due to increases in fees received on deposit accounts and fees from commercial loan commitments.

Mortgage banking revenue was $707,000 for the three-month period ended June 30, 2002 compared to $518,000 for the three-month period ended June 30, 2001.  Mortgage banking revenue was $1.5 million for the six-month period ended June 30, 2002 compared to $971,000 for the six-month period ended June 30, 2001. To date, mortgage banking revenue in 2002 has benefited from higher single-family mortgage loan volume due to our focus on improving mortgage banking activities as well as lower interest rates creating additional volume from refinancing activities.  However, management expects that single-family mortgage loan production will slow down during the second half of 2002, and therefore the mortgage banking revenue will not likely remain at the same level compared to the first half of 2002.

Non-interest Expense | Non-interest expense was $18.7 million for the three-month period ended June 30, 2002, compared to $20.4 million for the three-month period ended June 30, 2001 including $634,000 of conversion and severance expenses and $280,000 of goodwill amortization expense.  Non-interest expense was $37.3 million for the six-month period ended June 30, 2002, compared to $39.7 million for the six-month period ended June 30, 2001. Non-interest expense for the six-month period ended June 30, 2001 included $1.5 million of conversion and severance expenses and $560,000 of goodwill amortization expense, both of which were $0 for the three- and six-month periods ended June 30, 2002.

General and administrative expenses were $4.3 million for the three-month period ended June 30, 2002, compared to $5.5 million for the three-month period ended June 30, 2001.  General and administrative expenses were $8.6 million for the six-month period ended June 30, 2002, compared to $10.0 million for the six-month period ended June 30, 2001.  Apart from the elimination of goodwill amortization expense as a result of the adoption of SFAS No. 142 “Accounting For Goodwill and Other Intangible Assets”, the decreases in general and administrative expenses were primarily the result of operational efficiencies and cost reduction initiatives implemented by management in the past year.

The efficiency ratio is computed by dividing total operating expenses by net interest income and non-interest income.  An increase in the efficiency ratio indicates that more resources are being utililized to generate the same (or greater) volume of income while a decrease would indicate a more efficient allocation of resources.  The efficiency ratio for the three-month period ended June 30, 2002 was 57.8 percent, compared to 69.0 percent for the three-month period ended June 30, 2001.  The efficiency ratio for the six-month period ended June 30, 2002 was 58.0 percent, compared to 70.0 percent for the six-month period ended June 30, 2001.  Excluding the conversion and severance expenses and goodwill amortization expense incurred in 2001, the efficiency ratios were 65.9 percent and 66.2 percent for the three- and six-month periods ended June 30, 2001, respectively.

Income Tax Expense | Income tax expense was $4.1 million for the three-month period ended June 30, 2002, compared to $2.9 million for the three-month period ended June 30, 2001.  Income tax expense was $8.1 million for the six-month period ended June 30, 2002, compared to $5.4 million for the six-month period ended June 30, 2001. The increases in income tax expense from 2001 were primarily due to the higher income before taxes, partially offset by lower effective tax rate. The effective tax rate was 34.0 percent and 34.5 percent for the three- and six-month periods ended June 30, 2002, compared to 37.4 percent for both the three- and six-month periods ended June 30, 2001.  The decreases in effective tax rate from 2001 were primarily due to the elimination of non-tax deductible goodwill amortization expense arising from the adoption of SFAS No. 142 “Accounting For Goodwill and Other Intangible Assets” as well as the tax-exempt BOLI income.

REVIEW OF FINANCIAL CONDITION

PNWB’s consolidated assets were $2.86 billion as of June 30, 2002, compared to $2.74 billion as of December 31, 2001.

Securities | As of June 30, 2002, PNWB had $771.9 million of securities available for sale, compared to $757.0 million as of December 31, 2001. The increase was primarily due to investment of the additional funds from deposit growth.

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

Securities classified as available for sale are reported at estimated fair value, with unrealized gains (net of income taxes) reported in accumulated other comprehensive income, a separate component of shareholders’ equity.

Net Loans Receivable | Net loans receivable were $1.82 billion as of June 30, 2002, compared to $1.79 billion as of December 31, 2001.

Total commercial loans outstanding were $1.17 billion or 63.5 percent of the loan portfolio as of June 30, 2002, compared to $1.06 billion or 58.4 percent as of December 31, 2001. This increase in total commercial loans outstanding was primarily due the growth of commercial real estate loans.  To date, the growth in the commercial loan portfolio was consistent with management’s expectations.   However, due to the current condition of the Pacific Northwest regional economy and its slow recovery, commercial loans may not grow at the same rate for the remainder of 2002.

Single-family residential mortgage loans outstanding totaled $270.0 million as of June 30, 2002 compared to $321.2 million as of December 31, 2001.  The decrease was primarily due to early payoffs associated with the current interest rate environment and the change to the mortgage banking model of origination and sale of single-family mortgages.

The following table sets forth the composition of PNWB’s loan portfolio by type as of the dates indicated:

Dollars in thousands	June 30, 2002	December 31, 2001

Commercial loans:
Commercial	$579,599	$591,663
Commercial real estate	592,391	470,408
Total commercial loans:	1,171,990	1,062,071

Single-family residential	269,987	321,246
Real estate construction	286,416	319,228
Consumer loans	117,871	115,440
	1,846,264	1,817,985
Less:
Allowance for losses on loans	21,928	20,123
Deferred loan fees and discounts	9,049	9,430
Net loans receivable	$1,815,287	$1,788,432

Loans Held for Sale | Loans held for sale totaled $23.0 million as of June 30, 2002 compared to $43.8 million as of December 31, 2001.  Loans held for sale are primarily single-family mortgage loans and, to a much less extent, loans originated under a Small Business Administration program.  Loans held for sale are carried at the lower of cost or estimated fair value in aggregate.  Loans held for sale are typically sold to other financial institutions.

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

Non-accrual loans totaled $14.9 million as of June 30, 2002 compared to $16.1 million as of December 31, 2001. This decrease was primarily due to a decrease in construction loans that were over 90 days past due as of June 30, 2002 as a result of several construction loans being brought current during the first half of 2002.  Other real estate was $5.9 million as of June 30, 2002 compared to $5.8 million as of December 31, 2001.  Total non-performing assets, including non-accrual loans and other real estate, totaled $20.8 million or 0.73 percent of consolidated assets as of June 30, 2002, compared to $21.9 million or 0.80 percent of consolidated assets as of December 31, 2001.

The following table summarizes non-performing assets as of the dates indicated:

Dollars in thousands	June 30, 2002	December 31, 2001

Non-accrual loans

Commercial loans:
Commercial	$8,066	$8,119
Commercial real estate	989	1,100
Total commercial loans:	9,055	9,219

Single-family residential	5,235	5,425
Real estate construction	392	1,199
Consumer loans	198	245

Total non-accrual loans	14,880	16,088

Other real estate	5,873	5,762

Total non-performing assets	$20,753	$21,850

Allowance for Losses on Loans | The allowance for losses on loans was $21.9 million or 1.19 percent of loans receivable as of June 30, 2002, compared to $20.1 million or 1.11 percent of loans receivable as of December 31, 2001.  Net loan charge-offs were $1.6 million or 0.17 percent (annualized) of the average balance of loans outstanding for the six-month period ended June 30, 2002, compared to $1.4 million or 0.16 percent (annualized) of the average balance of loans outstanding for the six-month period ended June 30, 2001.

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

The allowance for losses on loans is maintained at an amount to sufficiently provide for estimated losses based on evaluating known and inherent risks in the loan portfolio.  Management analyzes certain factors underlying the quality of the loan portfolio.  These factors include changes in the size and composition of the loan portfolio, delinquency levels, actual loan loss experience, detailed analysis of individual loans for which full collectibility may not be assured, and current economic conditions in PNWB’s market area.  Management has assessed the impact of the Pacific Northwest regional economy on the credit risk in the loan portfolio.  To date, delinquency trends and classified loan levels relative to comparable periods do not indicate any material deterioration in the loan portfolio.  Currently, management is not aware of any unusually large loan concentrations in industries negatively impacted by the economy. Management continues to closely monitor PNWB’s credit quality and focus on identifying potential problem credits and any loss exposure in a timely manner.  Industry concentration and related limits will also be subject to on-going assessment.

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

PNWB’s allowance for losses on loans is allocated to specific loans, certain loan categories based on the relative risk characteristics, asset classifications and actual loss experience of the loan portfolio.  Although the allocation of the allowance for losses on loans is an important credit management tool, the entire allowance for losses on loans is available for the entire loan portfolio.  Management reviewed the allocations in the various loan categories and believes the allowance for losses on loans was adequate as of June 30, 2002.

The following tables summarize the activity in allowance for losses on loans during the three- and six-month periods ended June 30:

	Three months		Six months
Dollars in thousands	2002	2001	2002	2001

Allowance as of beginning of period	$21,099	$18,303	$20,123	$17,561

Provision for losses on loans	1,700	1,400	3,400	2,800

Recoveries	115	192	245	488

Charge-offs	(986)	(979)	(1,840)	(1,933)

Allowance as of end of period	$21,928	$18,916	$21,928	$18,916

Goodwill and Other Intangible Assets | Goodwill arising from acquisitions represents the excess of the purchase price over the estimated fair value of net assets acquired. Prior to 2002, goodwill was amortized using the straight-line methods over periods not exceeding twenty years.  Effective January 1, 2002, upon adoption of SFAS No. 142 “Accounting for Goodwill and Other Intangible Assets”, PNWB no longer amortizes its goodwill, and as such, expects annual goodwill amortization expense to reduce by approximately $1.1 million starting in 2002.  PNWB reviews its goodwill for impairment annually or more frequently if impairment indicators arise.  During the first quarter of 2002, PNWB performed the transitional impairment assessment of its goodwill as of January 1, 2002 and noted that such assessment did not indicate any impairment of goodwill.  A reconciliation of reported net income to net income adjusted to exclude goodwill amortization for the three- and six-month periods as of June 30, 2002 and 2001 is as follows:

	Three-month periods		Six-month periods
Dollars in thousands, except per share amount	2002	2001	2002	2001

Income statement:
Reported net income	$7,912	$4,875	$15,476	$8,996
Adjustment for goodwill amortization	—	280	—	560
Adjusted net income	$7,912	$5,155	$15,476	9,556

Basic net income per share:
Reported basic net income per share	$0.52	$0.31	$1.00	0.58
Adjustment for goodwill amortization	—	0.02	—	0.04
Adjusted basic net income per share	$0.52	$0.33	$1.00	0.62

Diluted net income per share:
Reported diluted net income per share	$0.50	$0.31	$0.98	$0.57
Adjustment for goodwill amortization	—	0.02	—	0.04
Adjusted diluted net income per share	$0.50	$0.33	$0.98	$0.61

Other intangible assets consist of mortgage servicing intangibles and core deposit intangibles.  Mortgage servicing intangibles are capitalized when acquired either through the purchase or origination of loans that are subsequently sold or securitized with the servicing rights retained. The estimated fair value of mortgage servicing intangibles at the date of the sale of loans is determined based on the discounted present value of expected future cash flows using key assumptions for servicing income and costs and prepayment rates on the underlying loans. The estimated fair value is periodically evaluated for impairment by comparing actual cash flows and estimated future cash flows from servicing assets to those estimated at the time servicing assets were originated.  Mortgage servicing intangibles are amortized using the accelerated methods as an offset to service fees in proportion to and over the period of estimated net servicing income.  Since mid-2000, PNWB has changed its strategy with regards to the origination and retention of single-family mortgage loans and the majority of those loans are now sold to the secondary market with servicing rights released.

Goodwill and other intangible assets consisted of the following as of the dates indicated:

Dollars in thousands	June 30, 2002	December 31, 2001

Goodwill	$16,137	$16,137
Mortgage servicing intangibles	1,191	1,562
Core deposit intangibles	335	423
	$17,663	$18,122

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

Non-interest-bearing deposits were $220.3 million as of June 30, 2002 compared to $241.7 million as of December 31, 2001.  Non-interest-bearing deposits represented 12.0 percent and 15.1 percent of total deposits as of June 30, 2002 and December 31, 2001, respectively.  Interest-bearing transaction accounts (which include interest-bearing checking, money market and savings accounts) totaled $769.2 million as of June 30, 2002 compared to $632.0 million as of December 31, 2001.  Interest-bearing transaction accounts represented 41.7 percent of total deposits as of June 30, 2002, compared to 39.4 percent as of December 31, 2001. The increase in interest-bearing transaction accounts were primarily due to the increase in money market accounts as a result of short-term deposits of business customers.  The balance of the money market account deposits may not remain at the same level in the near future due to the short-term nature of these deposits.

Certificates of deposit totaled $853.4 million as of June 30, 2002, compared to $731.1 million as of December 31, 2001.  Certificates of deposit represented 46.3 percent of total deposits as of June 30, 2002, compared to 45.6 percent as of December 31, 2001. The increase in certificates of deposit was driven by a sales campaign that was completed during the second quarter 2002 as a result of management’s initiative to create more of an interest rate neutral position of the balance sheet.

The following table sets forth the balances of deposits by account type as of the dates indicated:

Dollars in thousands	June 30, 2002	December 31, 2001

Non-interest-bearing deposits	$220,267	$241,674
Interest-bearing checking accounts	229,809	214,098
Money market accounts	439,132	322,554
Savings accounts	100,234	95,390
Certificates of deposit	853,361	731,139

Total	$1,842,803	$1,604,855

FHLB Advances and Securities Sold Under Agreements to Repurchase | PNWB borrows through advances from the Federal Home Loan Bank (FHLB) and securities sold under agreements to repurchase with third parties. These borrowing sources totaled $741.1 million as of June 30, 2002 compared to $864.0 million as of December 31, 2001.  The need for this type of borrowings decreased primarily as a result of the increase in deposits.

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

Other borrowings| Other borrowings were $12.1 million as of June 30, 2002, compared to $12.6 million as of December 31, 2001.  They were primarily notes from another financial institution. This borrowing qualifies as Tier II capital under the capital guidelines of the Federal Reserve Board.  The decrease from December 31, 2001 was due to the payoff of a loan by Pacific Northwest Bancorp Employee Stock Ownership Plan that Pacific Northwest Bancorp guaranteed.

Guaranteed Preferred Beneficial Interests in Subordinated Debt  | On November 15, 1999, $40 million of 9.875 percent Capital Securities were issued by InterWest Capital Trust I (the Trust).  The proceeds of the offering were invested by the Trust in junior subordinated debentures of Pacific Northwest Bancorp.  The debentures held by the Trust are the sole assets of the Trust.  The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures.  The debentures will not mature earlier than November 15, 2009, and not later than November 15, 2029.  Pacific Northwest Bancorp entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees.  The capital securities qualify as Tier I capital under the capital guidelines of the Federal Reserve Board.  To date, Pacific Northwest Bancorp has purchased $4.0 million of the capital securities since they were issued.

Shareholders’ Equity | PNWB is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors.  PNWB manages various capital levels at both the holding company and subsidiary bank level to maintain adequate capital ratios and levels in accordance with external regulations and capital guidelines established by the Board of Directors.

On January 22, 2002, the Board of Directors approved a stock repurchase plan of up to five percent of Pacific Northwest Bancorp’s outstanding shares of common stock over the next twelve months.  During the six-month period ended June 30, 2002, PNWB repurchased, on the open market, approximately 533,000 shares at a total price of $14.4 million under this repurchase plan.  The repurchased common stock was acquired for an average price of $27.10 per common share.

PNWB’s total shareholders’ equity was $202.1 million as of June 30, 2002, compared to $200.5 million as of December 31, 2001.  The increase in shareholders’ equity during the first half of 2002 was primarily due to net income of $15.5 million, an increase in the estimated fair value of securities available for sale of $2.8 million (net of tax), partially offset by stock repurchase of $14.4 million and cash dividends declared of $0.28 per share or $4.3 million.  Book value per share was $13.30 as of June 30, 2002, compared to $12.86 as of December 31, 2001.

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

The regulations define the relevant capital levels for the five categories.  In general terms, the capital definitions are as follows:

	Total Capital (to Risk Weighted Assets)	Tier 1 (to Risk Weighted Assets)	Tier 1 (to Average Assets)
Well capitalized	10%	6%	5%
Adequately capitalized	8%	4%	4%
Undercapitalized	Below 8%	Below 4%	Below 4%
Significantly undercapitalized	Below 6%	Below 3%	Below 3%
Critically undercapitalized	—	—	2 % or less

Pacific Northwest Bancorp is subject to risk-based capital guidelines issued by the FRB, which establish a risk-adjusted ratio relating capital to different categories of assets.  Tier I capital is comprised of shareholders’ equity and guaranteed preferred beneficial interests in subordinated debt less certain intangibles, and excludes the equity impact of adjusting securities available for sale to estimated fair value. Total capital is Tier I capital, the allowance for losses on loans and certain long-term debt that qualifies for inclusion as regulatory capital.  The FRB’s risk-based capital rules have been supplemented by a leverage capital ratio, defined as Tier I capital to adjusted quarterly average total assets.  As of June 30, 2002, under the FRB’s capital guidelines, PNWB’s levels of consolidated regulatory capital exceeded the FRB’s well-capitalized requirements.  The capital amounts and ratios for Pacific Northwest Bancorp and Pacific Northwest Bank as of June 30, 2002 and December 31, 2001, are presented in the following table:

CAPITAL RATIOS

	Amount		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2002

Pacific Northwest Bancorp
Total capital (to risk-weighted assets)	$251,440	11.80%	$170,479	8.0%	$213,099	10.0%
Tier I capital (to risk-weighted assets)	217,337	10.20%	85,240	4.0%	127,860	6.0%
Tier I capital (to average assets)	217,337	7.88%	110,279	4.0%	137,848	5.0%

Pacific Northwest Bank:
Total capital (to risk-weighted assets)	$246,507	11.65%	$169,276	8.0%	$211,595	10.0%
Tier I capital (to risk-weighted assets)	224,404	10.61%	84,638	4.0%	126,957	6.0%
Tier I capital (to average assets)	224,404	8.16%	109,989	4.0%	137,486	5.0%

December 31, 2001

Pacific Northwest Bancorp:
Total capital (to risk-weighted assets)	$252,089	12.09%	$166,802	8.0%	$208,502	10.0%
Tier I capital (to risk-weighted assets)	219,966	10.55%	83,401	4.0%	125,101	6.0%
Tier I capital (to average assets)	219,966	8.02%	109,692	4.0%	137,115	5.0%

Pacific Northwest Bank:
Total capital (to risk-weighted assets)	$248,486	11.96%	$166,274	8.0%	$207,842	10.0%
Tier I capital (to risk-weighted assets)	228,363	10.99%	83,137	4.0%	124,705	6.0%
Tier I capital (to average assets)	228,363	8.35%	109,427	4.0%	136,783	5.0%

As of June 30, 2002, Pacific Northwest Bank was in compliance with well-capitalized capital requirements. Management believes that under the current regulations Pacific Northwest Bank will continue to meet well-capitalized capital requirements in the foreseeable future.  However, events beyond the control of Pacific Northwest Bank, such as a downturn in the economy in areas where Pacific Northwest Bank has most of its loans, could adversely affect future earnings and, consequently, the ability of Pacific Northwest Bank to meet future well-capitalized capital requirements.

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

The analysis of liquidity also includes a review of PNWB’s consolidated statement of cash flows for the six-month period ended June 30, 2002.  The consolidated statement of cash flows details PNWB’s operating, investing and financing activities during the period.  The most significant items under operating activities include net income of $15.5 million for the six-month period ended June 30, 2002 and an increase in other assets of $4.0 million.  Also included in operating activities are the add back of non-cash depreciation, amortization of intangible assets and the provision for losses of loans totaling $6.5 million. Investing activities included proceeds from maturing and principal repayments on securities available for sale of $188.8 million, purchases of securities available for sale of $200.8 million. Investing activities also included a $116.8 million increase in loans receivable, $104.3 million of proceeds from mortgage banking activities and a $3.9 million proceeds from the sale of other real estate. During the period, financing activities included $123.0 million in borrowing repayments, net of borrowing proceeds, a $122.2 million increase in certificates of deposit, a $115.7 million increase in deposits, $14.4 million of cash used for the purchase and retirement of common stock, and $4.4 million paid in cash dividends to shareholders.

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

Item 4.                    Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Pacific Northwest Bancorp (“Meeting”) was held on April 23, 2002.  The results of the vote on the matter presented at the Meeting are as follows:

The following individuals were elected as directors:

	Term to Expire	Vote For	Vote Withheld

Gary M. Bolyard	2005	11,789,962	380,234
Patrick M. Fahey	2005	10,561,471	1,608,725
Clark H. Mock	2005	11,787,425	382,771
Stephen M. Walden	2005	10,918,988	1,251,208

The terms of Directors C. Stephen Lewis, Russel E. Olson, Larry Carlson, Michael T. Crawford, Jean Gorton, and Betty Woods continued after the meeting.

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

10.23                     Agreement and Plan of Merger between Pacific Northwest Bancorp and Pacific Northwest Bank and Bank of the Northwest (incorporated by reference to Exhibit 2 of the Registrant’s current report on Form 8-K filed with Security and Exchange Commission on July 25, 2002).

10.24                     Amended and restated Pacific Northwest Bancorp Employee Stock Ownership Plan/Money Purchase Pension Plan is filed with this report.

10.25                     First Amendment to Severance/Change of Control Agreement entered into between Pacific Northwest Bancorp and Patrick M. Fahey is filed with this report.

(b)          Reports on Form 8-K

PNWB filed a current report on Form 8-K on July 22, 2002. The report included under Item 5 of Form 8-K a press release announcing PNWB’s second quarter 2002 financial results and unaudited consolidated financial statements for the three- and six-month periods ended June 30, 2002.

PNWB filed a current report on Form 8-K on July 25, 2002 under item 5 announcing the Agreement and Plan of Merger entered into between Pacific Northwest Bancorp and Pacific Northwest Bank and Bank of the Northwest.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC NORTHWEST BANCORP

By:	/s/ Patrick M. Fahey
Patrick M. Fahey
President and Chief Executive Officer

/s/ Bette J. Floray
Bette J. Floray
Executive Vice President and Chief Financial Officer

Dated: August 9, 2002

CERTIFICATION

To my knowledge, this Report on Form 10-Q for the quarter ended June 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in this Report fairly presents, in all material respects, the financial condition and the results of operation of Pacific Northwest Bancorp.

/s/ Patrick M. Fahey
Patrick M. Fahey, President and CEO

/s/ Bette J. Floray
Bette J. Floray,
Executive Vice President and Chief Financial Officer

Dated: August 6, 2002