Form 10-Q
period 2002-09-30
PACIFIC NORTHWEST BANCORP
filed 2002-11-08
CIK 949504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended September 30, 2002

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

YES   ☒   NO   ☐

As of November 4, 2002, 14,980,152 shares of common stock were outstanding with no par value.

PACIFIC NORTHWEST BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

Dollars in thousands	September 30, 2002	December 31, 2001

Assets

Cash and due from banks
Non-interest-bearing	$57,504	$58,134
Interest-bearing	4,064	491
Federal funds sold and securities purchased under agreements to resell	5,150	—
Securities available for sale	795,265	757,018
Loans receivable	1,816,046	1,808,555
Allowance for losses on loans	(22,785)	(20,123)
Net loans receivable	1,793,261	1,788,432

Loans held for sale	22,166	43,757
Interest receivable	13,687	14,808
Other real estate	7,478	5,762
Premises and equipment	48,750	50,837
Goodwill	16,137	16,137
Other intangible assets	1,267	1,985
Bank owned life insurance	51,039	—
Other assets	9,820	4,147

Total assets	$2,825,588	$2,741,508

Liabilities

Deposits:
Non-interest-bearing	$253,569	$241,674
Interest-bearing	1,566,714	1,363,181
Total deposits	1,820,283	1,604,855

Federal Home Loan Bank (FHLB) advances	602,461	714,526
Federal funds purchased and securities sold under agreements to repurchase	115,402	149,504
Guaranteed preferred beneficial interests in subordinated debt	48,000	37,500
Other borrowings	12,073	12,621
Other liabilities	25,036	22,016

Total liabilities	2,623,255	2,541,022

Shareholders’ Equity

Common stock, no par value, authorized shares 30,000,000 Issued and outstanding: 14,977,547 and 15,595,204 shares	—	—
Paid-in-capital	7,054	26,757
Retained earnings	189,963	172,967
Accumulated other comprehensive income	5,316	1,305
Debt related to employee stock ownership plan (ESOP)	—	(543)

Total shareholders’ equity	202,333	200,486

Total liabilities and shareholders’ equity	$2,825,588	$2,741,508

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

For the three and nine month periods ended September 30, 2002 and 2001

	Three-month periods		Nine-month periods
Dollars in thousands, except per share amounts	2002	2001	2002	2001

Interest Income
Loans receivable and loans held for sale	$34,115	$38,354	$103,172	$117,457
Securities available for sale	10,046	12,166	30,837	39,452
Other	33	143	108	580
	44,194	50,663	134,117	157,489
Interest Expense
Deposits	9,381	13,652	28,001	47,665
FHLB advances and other borrowings	6,193	7,231	19,098	24,804
Securities sold under agreements to repurchase	783	2,168	2,975	9,314
Guaranteed preferred beneficial interests in subordinated debt	896	987	2,723	2,963
	17,253	24,038	52,797	84,746

Net interest income	26,941	26,625	81,320	72,743

Provision for losses on loans	1,700	1,550	5,100	4,350

Net interest income after provision for losses on loans	25,241	25,075	76,220	68,393

Non-interest Income
Service fees	3,338	2,845	9,796	8,536
Mortgage banking revenue	452	584	1,907	1,556
Investment product fees and insurance commissions	513	571	1,349	1,792
Bank owned life insurance income	540	—	1,039	—
Gain on sale of securities available for sale	—	514	40	1,658
Gain on sale of partnership	—	—	—	574
Other	327	596	987	1,747
	5,170	5,110	15,118	15,863
Non-interest Expense
Compensation and employee benefits	9,743	9,732	29,539	28,812
General and administrative	4,180	5,824	12,738	16,148
Occupancy and equipment	3,025	3,120	9,188	8,924
Data processing	1,412	1,604	4,193	4,593
Other real estate owned	42	147	52	161
Conversion and integration	—	—	—	1,290
Severance and employment agreements	—	—	—	200
	18,402	20,427	55,710	60,128

Income before income tax expense	12,009	9,758	35,628	24,128

Income tax expense	4,056	3,651	12,199	9,024

Net income	$7,953	$6,107	$23,429	$15,104

Basic net income per share	$0.53	$0.39	$1.53	$0.97

Diluted net income per share	$0.51	$0.39	$1.49	$0.96

Dividends declared per share	$0.14	$0.14	$0.42	$0.42

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

Dollars in thousands, except share data	Common Stock, no par value Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Debt Related To ESOP	Total
January 1, 2001	15,494,357	$26,291	$159,613	$(5,500)	$(1,668)	$178,736

Dividends declared, $0.42 per share			(6,537)			(6,537)

Issuance of common stock:
Stock option plans	71,538	722				722

ESOP debt repayment	30,241				854	854

Comprehensive income:

Net income			15,104			15,104

Other comprehensive income (loss) -

Reclassification of securities held to maturity to securities available for sale, net of taxes of $(321)				(597)		(597)

Unrealized gain on securities available for sale, net of taxes of $6,690				12,423		12,423

Reclassification adjustment for gains included in net income, net of taxes of $580				(1,078)		(1,078)

Total comprehensive income*						25,852
September 30, 2001	15,596,136	$27,013	$168,180	$5,248	$(814)	$199,627

January 1, 2002	15,595,204	$26,757	$172,967	$1,305	$(543)	$200,486

Dividends declared, $0.42 per share			(6,433)			(6,433)

Issuance of common stock:
Stock option plans	145,504	1,992				1,992

Purchase and retirement of common stock	(780,825)	(21,695)				(21,695)

ESOP debt repayment	17,664				543	543

Comprehensive income:

Net income			23,429			23,429

Other comprehensive income -

Unrealized gain on securities available for sale, net of taxes of $2,175				4,040		4,040

Reclassification adjustment for gains included in net income, net of taxes of $(11)				(29)		(29)
Total comprehensive income*						27,440
September 30, 2002	14,977,547	$7,054	$189,963	$5,316	$0	$202,333

*	Comprehensive income for the three months ended September 30, 2002 and 2001 was $9,145 and $14,335, respectively.

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine-month periods ended September 30,
Dollars in thousands	2002	2001

Operating Activities

Net income	$23,429	$15,104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,935	4,763
Amortization of intangible assets	718	1,908
Provision for losses on loans	5,100	4,350
Amortization (accretion) of premiums and discounts, net	1,837	(214)
Gain on sale of mortgage banking assets	(1,907)	(1,556)
Gain on sale of securities available for sale	(40)	(1,658)
(Gain) loss on sale of other real estate	52	(523)
Write-downs on other real estate	388	542
Loss on disposal of premises and equipment	85	—
Income from bank owned life insurance	(1,039)	—
Loan fees deferred, net of amortization	564	1,752
FHLB stock dividends	(2,099)	(2,220)
Changes in operating assets and liabilities:
Decrease in interest receivable	1,121	2,879
Increase in other assets	(5,673)	(16,215)
Increase (decrease) in other liabilities	959	(6,444)

Net cash provided by operating activities	$27,430	$2,468

Investing Activities

Purchases of securities available for sale	(337,540)	(282,995)
Proceeds from maturing and principal repayments on securities available for sale	303,729	356,556
Proceeds from sale of securities available for sale	2,040	67,350
Proceeds from sale of mortgage banking assets	134,429	104,256
Net increase in loans receivable	(128,489)	(167,958)
Proceeds from sale of other real estate	5,484	8,527
Improvements capitalized to other real estate	(575)	(1,136)
Purchases of premises and equipment	(1,997)	(4,442)
Proceeds from sales of premises and equipment	62	5,200
Purchase of bank owned life insurance	(50,000)	—
Net increase in federal funds sold and securities purchased under agreements to resell	(5,150)	2,367

Net cash provided by (used in) investing activities	$(78,007)	$87,725

Financing Activities

Net increase in deposits	$160,265	$28,260
Net increase (decrease) in certificates of deposit	55,162	(62,172)
Proceeds from FHLB advances, securities sold under agreements to repurchase, and other borrowings	3,709,578	2,241,045
Repayment of FHLB advances, securities sold under agreements to repurchase and other borrowings	(3,855,749)	(2,309,916)
Purchase of Interwest Capital Trust I – capital securities	(1,500)	(1,500)
Issuance of Pacific Northwest Statutory Trust I - capital securities	12,000	—
Dividends paid to shareholders	(6,533)	(6,525)
Purchase and retirement of common stock	(21,695)	—
Issuance of common stock from exercise of stock options	1,992	722

Net cash provided by (used in) financing activities	53,520	(110,086)

Net increase (decrease) in cash and due from banks	2,943	(19,893)

Cash and due from banks
Beginning of period	58,625	78,861

End of period	$61,568	$58,968

Supplemental Disclosures of Cash Flow Information

Cash paid during the period for:
Interest	$55,980	$88,020
Income taxes	14,500	7,800
Non-cash investing and financing activities:
Loans receivable transferred to other real estate	7,065	4,440
Premises and equipment transferred to other real estate	—	923
Transfer of securities from held to maturity To available for sale	—	64,741
ESOP debt repayment	543	854

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

The unaudited consolidated financial statements include the accounts of Pacific Northwest Bancorp and its wholly owned subsidiaries (collectively PNWB).  As of September 30, 2002, Pacific Northwest Bancorp’s wholly owned subsidiaries were Pacific Northwest Bank and InterWest Capital Trust I and Pacific Northwest Statutory Trust I.  All material inter-company transactions and balances have been eliminated in consolidation.

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation are reflected in the unaudited interim consolidated financial statements.  The consolidated statements of income for the three- and nine-month periods ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.  For further information, refer to the consolidated financial statements and footnotes filed on the Form 10-K for the most recent annual period ended December 31, 2001.

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

The following table presents the computation of basic and diluted net income per share for the three- and nine-month periods ended September 30:

	Three months		Nine months
Dollars in thousands, except share and per share amounts	2002	2001	2002	2001

Numerator:

Net income	$7,953	$6,107	$23,429	$15,104

Denominator:

Denominator for basic net income per share - Weighted average shares	15,104,147	15,583,115	15,329,286	15,543,215
Effect of dilutive securities:
Stock options	448,939	167,660	416,844	154,077
Denominator for diluted net income per share - Weighted average shares and assumed conversion of dilutive stock options	15,553,086	15,750,775	15,746,130	15,697,292

Basic net income per share	$0.53	$0.39	$1.53	$0.97

Diluted net income per share	$0.51	$0.39	$1.49	$0.96

NOTE D CONVERSION AND INTEGRATION EXPENSES

During the year ended December 31, 2000, PNWB initiated the process of converting its various subsidiary bank operating systems to a single enhanced operating system.  The conversion was completed on April 9, 2001.  Conversion and integration expenses were expensed as incurred.  Total expenses associated with conversion and integration efforts were $0 and $1.3 million during the three- and nine-month periods ended September 30, 2001, respectively.   No conversion and integration expenses were incurred in 2002.

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

During the year ended December 31, 2000, PNWB merged the subsidiary banks into one commercial bank.  In addition, PNWB consolidated its executive management functions and implemented a new organizational structure, while converting separate banking systems into a single operating system.  As a result of these organizational and system changes, the financial information that is used by the chief operating decision maker in allocating resources and assessing performance is only provided for one reportable segment for the three- and nine-month periods ended September 30, 2002 and 2001.

NOTE F SECURITIES PLEDGED UNDER AGREEMENTS TO REPURCHASE

PNWB has sold certain securities of the U.S. government and its agencies and other approved investments under agreements to repurchase.  The securities sold were classified as securities available for sale with an estimated fair value of $91.3 million and $147.9 million as of September 30, 2002 and December 31, 2001, respectively.

NOTE G ACCOUNTING CHANGES

In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to when a plan is developed as required by EITF Issue No. 94-3.  SFAS No. 146 will become effective on January 1, 2003.  Management does not expect the adoption of SFAS No. 146 to have a material impact on PNWB’s financial condition or results of operations.

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

In July 2001, the FASB issued SFAS No. 142 “Accounting for Goodwill and Other Intangible Assets”.  Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment or more frequently if impairment indicators arise.  Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.  This Statement became effective on January 1, 2002.  PNWB performed the transitional impairment assessment of its goodwill as of January 1, 2002 and noted that such assessment did not indicate any impairment of goodwill.  The adoption of SFAS No. 142 is expected to reduce PNWB’s goodwill amortization expense by approximately $1.1 million on an annual basis.  A reconciliation of reported net income to net income adjusted to exclude goodwill amortization for the three- and nine- month periods ended September 30, 2002 and 2001 is as follows:

	Three-month periods		Nine-month periods
Dollars in thousands, except per share amount	2002	2001	2002	2001

Income statement:
Reported net income	$7,953	$6,107	$23,429	$15,104
Adjustment for goodwill amortization	—	280	—	840
Adjusted net income	$7,953	$6,387	$23,429	15,944

Basic net income per share:
Reported basic net income per share	$0.53	$0.39	$1.53	0.97
Adjustment for goodwill amortization	—	0.02	—	0.06
Adjusted basic net income per share	$0.53	$0.41	$1.53	1.03

Diluted net income per share:
Reported diluted net income per share	$0.51	$0.39	$1.49	$0.96
Adjustment for goodwill amortization	—	0.02	—	0.06
Adjusted diluted net income per share	$0.51	$0.41	$1.49	$1.02

NOTE H  SUBSEQUENT EVENT

On July 22, 2002, PNWB entered into a definitive agreement to acquire Bank of the Northwest of Portland, Oregon.   On October 29, 2002, PNWB received all required regulatory approvals and approval by Bank of the Northwest shareholders for the acquisition.  The acquisition is schedule to close on November 13, 2002 subject to contingencies set forth in the merger agreement.  PNWB will issue approximately 1.75 million shares of common stock and pay $25.8 million of cash in a transaction in which Bank of the Northwest shareholders will have an opportunity to choose between common stock and cash consideration.  The transaction is valued at approximately $85.0 million based on PNWB’s stock price on July 22, 2002, and the allocation of the purchase price will be approximately 65 percent common stock and 35 percent cash.  The final merger consideration will be determined based on the average of the closing prices for PNWB common stock during the ten consecutive trading days ending November 8, 2002 assuming a November 13, 2002 closing.  As of September 30, 2002, Bank of the Northwest had total assets of $385.4 million and stockholders’ equity of $29.5 million.  Bank of the Northwest operates five branch offices in the metropolitan Portland, Oregon market area.

On November 1, 2002, PNWB announced that it would outsource its residential mortgage lending operations and discontinue its internal mortgage loan operations effective January 1, 2003.  As a result, PNWB estimates that it will recognize a one-time charge of approximately $1.2 million during the fourth quarter of 2002.  The charge will include costs related to severance, outplacement services, fixed-asset write-offs and miscellaneous other items.

Item 2.           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is provided for the unaudited consolidated financial condition and results of operations of Pacific Northwest Bancorp, which includes its wholly owned subsidiaries (collectively PNWB).  As of September 30, 2002, Pacific Northwest Bancorp’s wholly owned subsidiaries were Pacific Northwest Bank, InterWest Capital Trust I and Pacific Northwest Statutory Trust I.  The purpose of this discussion is to focus on significant factors concerning PNWB’s financial condition and results of operations.  This discussion should be read along with the unaudited consolidated financial statements for an understanding of the following discussion and analysis. Certain reclassifications have been made to prior period balances to conform to current presentation.  The effects of such reclassifications are not considered material.

Headquartered in Seattle, WA, Pacific Northwest Bancorp is a bank holding company incorporated in the State of Washington.  PNWB is a financial services company providing a variety of products and services for both business and individual customers.  Financial services of PNWB include the banking activities of accepting deposits from businesses and individuals and originating commercial and commercial real estate loans, residential loans, and consumer loans.  As part of the migration to a commercial bank, PNWB has made significant progress in restructuring its balance sheet since mid-2000 so that it is more reflective of a commercial bank.

On July 22, 2002, PNWB entered into a definitive agreement to acquire Bank of the Northwest headquartered in Portland, Oregon.   On October 29, 2002, PNWB received all required regulatory approvals and approval by Bank of the Northwest shareholders for the acquisition.  The acquisition is scheduled to close on November 13, 2002 subject to contingencies set forth in the definitive agreement.  PNWB will issue approximately 1.75 million shares of common stock and pay $25.8 million of cash as consideration for its acquistion of Bank of the Northwest.  Bank of the Northwest shareholders will have an opportunity to choose between common stock and/or cash consideration.  The transaction is valued at approximately $85.0 million based on PNWB’s stock price on July 22, 2002, and the allocation of the purchase price will be approximately 65 percent common stock and 35 percent cash.  The final merger consideration will be determined based on the average of the closing prices for PNWB common stock during the ten consecutive trading days ending November 8, 2002 assuming a November 13, 2002 closing.  As of September 30, 2002, Bank of the Northwest had total assets of $385.4 million and stockholders’ equity of $29.5 million.  Bank of the Northwest operates five branch offices in the metropolitan Portland, Oregon market area.  This acquisition provides PNWB an entry into Portland, Oregon and is consistent with management’s strategy to expand along the I-5 corridor.  This acquisition will be accounted for using the purchase method of accounting in accordance with accounting principles generally accepted in the United States.

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

Upon the completion of the Bank of the Northwest acquisition, Pacific Northwest Bank will operate 59 Financial Centers in western and central Washington, and the metropolitan area of Portland, Oregon. Investments are available through Pacific Northwest Financial Services and insurance products are available through Pacific Northwest Insurance Agency, both wholly owned subsidiaries of Pacific Northwest Bank.

RESULTS OF OPERATIONS

PNWB had net income of $8.0 million for the three-month period ended September 30, 2002, compared to $6.1 million for the three-month period ended September 30, 2001.  Diluted net income per share was $0.51 for the three-month period ended September 30, 2002, compared to $0.39 for the three-month period ended September 30, 2001. PNWB’s return on average shareholders’ equity was 15.81 percent for the three-month period ended September 30, 2002, compared to 12.83 percent for the three-month period ended September 30, 2001.  PNWB’s return on average assets was 1.13 percent for the three-month period ended September 30, 2002, compared to 0.88 percent for the three-month period ended September 30, 2001.

PNWB had net income of $23.4 million for the nine-month period ended September 30, 2002 compared to $15.1 million for the nine-month period ended September 30, 2001.  Diluted net income per share was $1.49 for the nine-month period ended September 30, 2002, compared to $0.96 for the nine-month period ended September 30, 2001.  PNWB’s return on average shareholders’ equity was 15.50 percent for the nine-month period ended September 30, 2002, compared to 10.81 percent for the nine-month period ended September 30, 2001. PNWB’s return on average assets was 1.12 percent for the nine-month period ended September 30, 2002, compared to 0.71 percent for the nine-month period ended September 30, 2001.

The following table summarizes net income, net income per share and key financial ratios for the three- and nine-month periods ended September 30:

	Three months		Nine months
Dollars in thousands, except per share amounts	2002	2001	2002	2001

Net income	$7,953	$6,107	$23,429	$15,104

Basic net income per share	$0.53	$0.39	$1.53	$0.97

Diluted net income per share	$0.51	$0.39	$1.49	$0.96

Return on average shareholders’ equity	15.81%	12.83%	15.50%	10.81%

Return on average assets	1.13%	0.88%	1.12%	0.71%

Net interest margin	4.10%	4.04%	4.16%	3.67%

Efficiency ratio	57.31%	64.37%	57.77%	67.86%

Net Interest Income | PNWB’s net income is significantly affected by changes in net interest income, which is the interest income received on loans receivable and other interest-earning assets less the interest expense on deposits and borrowings.  Net interest income was $26.9 million for the three-month period ended September 30, 2002, compared to $26.6 million for the three-month period ended September 30, 2001.  Net interest income was $81.3 million and $72.7 million for the nine-month periods ended September 30, 2002 and 2001, respectively.  PNWB’s net interest income is sensitive to changes in interest rates.  The decreases in market interest rates throughout 2001 had a positive impact on PNWB’s net interest income due to PNWB’s liability sensitive position at that time. When interest rates decreased, PNWB experienced a greater reduction in funding costs in comparison to reduction in earnings on loans and investments.  During the first quarter of 2002, PNWB completed initiatives related to the interest rate risk position of the company. As of September 30, 2002, PNWB was in a slightly asset sensitive position. As such, management does not expect net interest income to improve in 2002 as a result of decreases in market interest rates.

Interest income was $44.2 million for the three-month period ended September 30, 2002, compared to $50.7 million for the three-month period ended September 30, 2001. Interest income was $134.1 million for the nine-month period ended September 30, 2002, compared to $157.5 million for the nine-month period ended September 30, 2001.  The decreases for the three- and nine-month periods ended September 30, 2002 were due to the balances and lower yields earned on both loans receivable and investment securities as a result of lower market interest rates.  The yields on interest-earning assets were 6.73 percent and 6.86 percent for the three- and nine-month periods ended September 30, 2002, compared to 7.69 percent and 7.95 percent for the same periods in 2001.  However, the decreases in interest income were partially offset by increases in the average balance of loans receivable and changes in the composition of average loans receivable with a greater percentage comprised of commercial and commercial real estate loans compared to single-family residential mortgage loans.

Interest expense was $17.3 million for the three-month period ended September 30, 2002, compared to $24.0 million for the three-month period ended September 30, 2001.  The decrease in interest expense for the three-month period ended September 30, 2002 was primarily due to a decrease in the cost of funds as a result of reductions of market interest rates and management’s restructuring of the funding base.  The cost of funds was 2.92 percent for the three-month period ended September 30, 2002, compared to 4.07 percent for the same period in 2001.  During the past year, certificates of deposit repriced according to maturity schedules and borrowings matured and were replaced with borrowings with relatively lower interest rates.  In addition, cost of funds decreased due to management’s restructuring of the funding base with a greater percentage comprised of lower-costing deposits.

Interest expense was $52.8 million for the nine-month period ended September 30, 2002, compared to $84.7 million for the nine-month period ended September 30, 2001.  This decrease was primarily due to decreases in both the cost of funds and the average balances of interest-bearing liabilities.  The cost of funds for the nine-month period ended September 30, 2002 was 3.03 percent, compared to 4.76 percent for the same period in 2001 primarily due to lower market interest rates.  Average balances of interest-bearing liabilities for the first nine months of 2002 decreased $46.6 million compared to the same period in 2001.

Net interest margin, which is net interest income divided by average interest-earning assets, was 4.10 percent for the three-month period ended September 30, 2002, compared to 4.04 percent for the three-month period ended September 30, 2001.  Net interest margin was 4.16 percent for the nine-month period ended September 30, 2002, compared to 3.67 percent for the same period in 2001.  The increases in net interest margin for the three- and nine-month periods ended September 30, 2002 were due to changes in the mix of earning assets and decreases in cost of funds which resulted from reductions in market interest rates and the restructuring of the funding base.  The increases in net interest margin were partially offset by implementation of the bank owned life insurance (BOLI) initiative in early April 2002.  The funding of BOLI contracts increased average interest-bearing liabilities and interest expense, while the income from BOLI, representing a tax-exempt increase in cash surrender value of these contracts, was classified within “non-interest income”.

Average Rates and Balances | The following table indicates the average balance and average interest rates earned or paid, interest rate spread and net interest margin for the three-month periods ended September 30:

	2002		2001
Dollars in thousands	Average Balance	Rate	Average Balance	Rate

Loans receivable and loans held for sale	$1,833,291	7.41%	$1,822,369	8.38%
Securities available for sale, securities held to maturity and other interest-earning assets	784,108	5.14%	803,699	6.13%
Total interest-earning assets	2,617,399	6.73%	2,626,068	7.69%

Interest-bearing deposits	1,581,163	2.35%	1,455,181	3.72%
FHLB advances, securities sold under agreements to repurchase and other borrowings	765,508	4.08%	888,959	4.64%

Total interest-bearing liabilities	2,346,671	2.92%	2,344,140	4.07%

Non-interest-bearing deposits	$236,066		$226,947

Net interest spread		3.81%		3.62%
Net interest margin		4.10%		4.04%

The following table indicates the average balance and average interest rates earned or paid, interest rate spread and net interest margin for the nine-month periods ended September 30:

	2002		2001
Dollars in thousands	Average Balance	Rate	Average Balance	Rate

Loans receivable and loans held for sale	$1,842,677	7.48%	$1,808,652	8.67%
Securities available for sale, securities held to maturity and other interest-earning assets	765,821	5.39%	836,749	6.38%
Total interest-earning assets	2,608,498	6.87%	2,645,401	7.95%

Interest-bearing deposits	1,512,772	2.47%	1,482,733	4.30%
FHLB advances, securities sold under agreements to repurchase and other borrowings	820,511	4.04%	897,124	5.53%

Total interest-bearing liabilities	2,333,283	3.03%	2,379,857	4.76%

Non-interest-bearing deposits	$229,136		$229,079

Net interest spread		3.84%		3.19%
Net interest margin		4.16%		3.67%

The following table provides information on changes in net interest income for the periods that are attributable to changes in interest rates and changes in volume:

	Three-month periods Sept. 30, 2002 vs. 2001 Increase (Decrease) Due to changes in			Nine-month periods Sept. 30, 2002 vs. 2001 Increase (Decrease) Due to changes in
Dollars in thousands	Rate	Volume	Total	Rate	Volume	Total

Interest-earning assets

Loans receivable and loans held for sale	$(4,465)	$226	$(4,239)	$(16,461)	$2,176	$(14,285)

Securities available for sale, securities held to maturity and other interest-earning assets	(1,935)	(294)	(2,229)	(5,883)	(3,205)	(9,088)

Total net change in income on interest-earning assets	(6,400)	(68)	(6,468)	(22,344)	(1,029)	(23,373)

Interest-bearing liabilities

Interest-bearing deposits	5,370	(1,099)	4,271	20,612	(947)	19,665

FHLB advances, securities sold under agreement to repurchase and other borrowings	1,163	1,350	2,513	9,324	2,961	12,285

Total net change in expense on interest-bearing liabilities	6,533	251	6,784	29,936	2,014	31,950

Net change in net interest income	$133	$183	$316	$7,592	$985	$8,577

Provision for losses on loans | The provision for losses on loans was $1.7 million for the three-month period ended September 30, 2002, compared to $1.6 million for the three-month period ended September 30, 2001.  The provision for losses on loans was $5.1 million for the nine-month period ended September 30, 2002, compared to $4.4 million for the same period in 2001.  The provision was at a higher level for the three- and nine-month periods ended September 30, 2002 compared to the same periods in the prior year in part due to management’s evaluation about the current Pacific Northwest regional economy and its resulting impact on the loan portfolio, the change in the loan mix, and management’s review of the loan portfolio.  Management continues to assess the level of the provision for loan losses based on the known and inherent risk characteristics in the loan portfolio.  These risk characteristics include changes in the size and composition of the loan portfolio, delinquency levels, actual loan loss experience, detailed analysis of individual loans for which full collectibility may not be assured, and current economic conditions in PNWB’s market area.

Non-interest Income | Non-interest income was $5.2 million for the three-month period ended September 30, 2002, compared to $5.1 million for the three-month period ended September 30, 2001.  This increase was primarily due to income from bank owned life insurance (BOLI) during the third quarter of 2002, higher service fees, partially offset by the lower gains on securities available for sale.  Non-interest income was $15.1 million for the nine-month period ended September 30, 2002, compared to $15.9 million for the same period ended September 30, 2001.  This decrease was primarily due to lower gain on sale of securities available for sale, a one-time gain on sale of the equity interest in a partnership during the first quarter of 2001, partially offset by higher service fees, higher mortgage banking revenue and BOLI income.  The gains on securities available for sale during the three- and nine-month period ended September 30, 2001 were primarily from the sale of mortgage-backed securities that were securitized from PNWB’s single-family mortgage loan portfolio in prior periods.

During the second quarter 2002, PNWB implemented the financial strategy to purchase $50.0 million of BOLI on certain key employees. PNWB is the beneficiary of these BOLI contracts and the proceeds from the death benefit payments will be used to offset the cost of employee benefits.  The $540,000 and $1.0 million of income from BOLI represented tax-exempt increases in the cash surrender value of BOLI contracts for the three- and nine-month period ended September 30, 2002, respectively.

Service fees were $3.3 million for the three-month period ended September 30, 2002 compared to $2.8 million for the three-month period ended September 30, 2001.  Service fees were $9.8 million for the nine-month period ended September 30, 2002 compared to $8.5 million for the nine-month period ended September 30, 2001. The increases were primarily due to increases in fees received on deposit accounts and fees from commercial loan commitments.

Consistent with management’s expectation, mortgage banking revenue was $452,000 for the three-month period ended September 30, 2002, compared to $584,000 for the three-month period ended September 30, 2001.  Mortgage banking revenue was negatively impacted by a decrease in single-family mortgage production volume (especially from mortgage refinancing) as a result of the increase in mortgage rates during second quarter and first half of third quarter of 2002.  Mortgage banking revenue was $1.9 million for the nine-month period ended September 30, 2002 compared to $1.6 million for the nine-month period ended September 30, 2001.

Non-interest Expense | Non-interest expense was $18.4 million for the three-month period ended September 30, 2002, compared to $20.1 million for the three-month period ended September 30, 2001 (excluding $280,000 of goodwill amortization expense).  Non-interest expense was $55.7 million for the nine-month period ended September 30, 2002, compared to $57.8 million for the nine-month period ended September 30, 2001 (excluding $1.5 million conversion and severance expenses and $840,000 goodwill amortization expense).

General and administrative expenses were $4.2 million for the three-month period ended September 30, 2002, compared to $5.5 million for the three-month period ended September 30, 2001 (excluding $280,000 of goodwill amortization expense).  General and administrative expenses were $12.7 million for the nine-month period ended September 30, 2002, compared to $15.3 million for the nine-month period ended September 30, 2001 (excluding $840,000 goodwill amortization expense.  Apart from the elimination of goodwill amortization expense as a result of the adoption of SFAS No. 142 “Accounting For Goodwill and Other Intangible Assets”, the decreases in general and administrative expenses were primarily the result of operational efficiencies and cost reduction initiatives implemented by management in 2002.

The efficiency ratio is computed by dividing total operating expenses by net interest income and non-interest income.  An increase in the efficiency ratio indicates that more resources are being utililized to generate the same volume of income while a decrease would indicate a more efficient allocation of resources.  The efficiency ratio for the three-month period ended September 30, 2002 was 57.3 percent, compared to 64.4 percent for the three-month period ended September 30, 2001.  The efficiency ratio for the nine-month period ended September 30, 2002 was 57.8 percent, compared to 67.9 percent for the nine-month period ended September 30, 2001.  Excluding the conversion and severance expenses and goodwill amortization expense incurred in 2001, the efficiency ratios were 63.5 percent and 65.2 percent for the three- and nine-month periods ended September 30, 2001, respectively.

Income Tax Expense | Income tax expense was $4.1 million for the three-month period ended September 30, 2002, compared to $3.7 million for the three-month period ended September 30, 2001.  Income tax expense was $12.2 million for the nine-month period ended September 30, 2002, compared to $9.0 million for the nine-month period ended September 30, 2001. The increases in income tax expense from 2001 were primarily due to the higher income before taxes.  The effective tax rate was 33.8 percent and 34.2 percent for the three- and nine-month periods ended September 30, 2002, compared to 37.4 percent for both the three- and nine-month periods ended September 30, 2001.  The decreases in effective tax rate from 2001 were primarily due to the elimination of non-tax deductible goodwill amortization expense arising from the adoption of SFAS No. 142 “Accounting For Goodwill and Other Intangible Assets” as well as the tax-exempt BOLI income in 2002.

REVIEW OF FINANCIAL CONDITION

PNWB’s consolidated assets were $2.83 billion as of September 30, 2002, compared to $2.74 billion as of December 31, 2001.

Securities | As of September 30, 2002, PNWB had $795.3 million of securities available for sale, compared to $757.0 million as of December 31, 2001. The increase was primarily due to investment of the additional funds from deposit growth.

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

Net Loans Receivable | Net loans receivable were $1.79 billion as of September 30, 2002, compared to $1.79 billion as of December 31, 2001.

Total commercial loans outstanding were $1.17 billion or 64.4 percent of the loan portfolio as of September 30, 2002, compared to $1.06 billion or 58.4 percent as of December 31, 2001. This increase in total commercial loans outstanding was primarily due the growth of commercial real estate loans.  To date, the growth in the commercial loan portfolio was consistent with management’s expectations.   However, due to the current condition of the Pacific Northwest regional economy and its slow recovery, commercial loans may not grow at the same rate for the remainder of 2002.

Single-family residential mortgage loans outstanding totaled $248.4 million as of September 30, 2002 compared to $321.2 million as of December 31, 2001.  The decrease was primarily due to early payoffs associated with the current interest rate environment and the change to the mortgage banking model of origination and sale of single-family mortgages.

The following table sets forth the composition of PNWB’s loan portfolio by type as of the dates indicated:

Dollars in thousands	September 30, 2002	December 31, 2001

Commercial loans:
Commercial	$584,853	$591,663
Commercial real estate	589,605	470,408
Total commercial loans:	1,174,458	1,062,071

Single-family residential	248,410	321,246
Real estate construction	281,945	319,228
Consumer loans	120,084	115,440
	1,824,897	1,817,985
Less:
Allowance for losses on loans	22,785	20,123
Deferred loan fees and discounts	8,851	9,430
Net loans receivable	$1,793,261	$1,788,432

Loans Held for Sale | Loans held for sale totaled $22.2 million as of September 30, 2002 compared to $43.8 million as of December 31, 2001.  Loans held for sale are primarily single-family mortgage loans and, to a much less extent, loans originated under a Small Business Administration program.  Loans held for sale are carried at the lower of cost or estimated fair value in aggregate.  Loans held for sale are typically sold to other financial institutions.

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

Non-accrual loans totaled $10.9 million as of September 30, 2002 compared to $16.1 million as of December 31, 2001. This decrease was primarily due to decreases in construction loans and single family mortgage loans that were over 90 or 120 days past due as of September 30, 2002, respectively, as a result of payoffs or being brought current during 2002.  In addition, non-accrual commercial loans decreased primarily due to the foreclosure and related transfer to other real estate of a $1.5 million non-accrual commercial loan and the payoff of a $950,000 commercial loan during the third quarter of 2002.  Other real estate was $7.5 million as of September 30, 2002 compared to $5.8 million as of December 31, 2001.  The increase was primarily due to the foreclosure of the $1.5 million non-accrual commercial loan previously discussed. Total non-performing assets, including non-accrual loans and other real estate, totaled $18.4 million or 0.65 percent of consolidated assets as of September 30, 2002, compared to $21.9 million or 0.80 percent of consolidated assets as of December 31, 2001.

The following table summarizes non-performing assets as of the dates indicated:

Dollars in thousands	September 30, 2002	December 31, 2001

Non-accrual loans

Commercial loans:
Commercial	$5,806	$8,119
Commercial real estate	1,157	1,100
Total commercial loans:	6,963	9,219

Single-family residential	3,284	5,425
Real estate construction	323	1,199
Consumer loans	356	245

Total non-accrual loans	10,926	16,088

Other real estate	7,478	5,762

Total non-performing assets	$18,404	$21,850

Allowance for Losses on Loans | The allowance for losses on loans was $22.8 million or 1.25 percent of loans receivable as of September 30, 2002, compared to $20.1 million or 1.11 percent of loans receivable as of December 31, 2001.  Net loan charge-offs were $2.4 million or 0.18 percent (annualized) of the average balance of loans outstanding for the nine-month period ended September 30, 2002, compared to $2.3 million or 0.17 percent (annualized) of the average balance of loans outstanding for the nine-month period ended September 30, 2001.

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

PNWB has established its allowance for losses on loans in accordance with accounting principles generally accepted in the United States.  However, there can be no assurance that in the future, regulators, when reviewing PNWB’s loan portfolio, will not request PNWB to increase its allowance for losses on loans, thereby affecting PNWB’s financial condition and results of operations.  Substantial increases may be necessary should the quality of loans deteriorate as a result of the factors discussed above.

PNWB’s allowance for losses on loans is allocated to specific loans, certain loan categories based on the relative risk characteristics, asset classifications and actual loss experience of the loan portfolio.  Although the allocation of the allowance for losses on loans is an important credit management tool, the entire allowance for losses on loans is available for the entire loan portfolio.  Management reviewed the allocations in the various loan categories and believes the allowance for losses on loans was adequate as of September 30, 2002.

The following tables summarize the activity in allowance for losses on loans during the three- and nine-month periods ended September 30:

	Three months		Nine months
Dollars in thousands	2002	2001	2002	2001

Allowance as of beginning of period	$21,928	$18,916	$20,123	$17,561

Provision for losses on loans	1,700	1,550	5,100	4,350

Recoveries	81	535	326	1,023

Charge-offs	(924)	(1,383)	(2,763)	(3,316)

Allowance as of end of period	$22,785	$19,618	$22,785	$19,618

Goodwill and Other Intangible Assets | Goodwill arising from acquisitions represents the excess of the purchase price over the estimated fair value of net assets acquired. Prior to 2002, goodwill was amortized using the straight-line method over periods not exceeding twenty years.  Effective January 1, 2002, upon adoption of SFAS No. 142 “Accounting for Goodwill and Other Intangible Assets”, PNWB no longer amortizes its goodwill, and as such, expects annual goodwill amortization expense to reduce by approximately $1.1 million starting in 2002.  PNWB reviews its goodwill for impairment annually or more frequently if impairment indicators arise.  During the first quarter of 2002, PNWB performed the transitional impairment assessment of its goodwill as of January 1, 2002 and noted that such assessment did not indicate any impairment of goodwill.  A reconciliation of reported net income to net income adjusted to exclude goodwill amortization for the three- and nine-month periods as of September 30, 2002 and 2001 is as follows:

	Three-month periods		Nine-month periods
Dollars in thousands, except per share amount	2002	2001	2002	2001

Income statement:
Reported net income	$7,953	$6,107	$23,429	$15,104
Adjustment for goodwill amortization	—	280	—	840
Adjusted net income	$7,953	$6,387	$23,429	15,944

Basic net income per share:
Reported basic net income per share	$0.53	$0.39	$1.53	0.97
Adjustment for goodwill amortization	—	0.02	—	0.06
Adjusted basic net income per share	$0.53	$0.41	$1.53	1.03

Diluted net income per share:
Reported diluted net income per share	$0.51	$0.39	$1.49	$0.96
Adjustment for goodwill amortization	—	0.02	—	0.06
Adjusted diluted net income per share	$0.51	$0.41	$1.49	$1.02

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

Goodwill and other intangible assets consisted of the following as of the dates indicated:

Dollars in thousands	September 30, 2002	December 31, 2001

Goodwill	$16,137	$16,137
Mortgage servicing intangibles	975	1,562
Core deposit intangibles	292	423
	$17,404	$18,122

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

Non-interest-bearing deposits were $253.6 million as of September 30, 2002 compared to $241.7 million as of December 31, 2001.  Non-interest-bearing deposits represented 13.9 percent and 15.1 percent of total deposits as of September 30, 2002 and December 31, 2001, respectively.  Interest-bearing transaction accounts (which include interest-bearing checking, money market and savings accounts) totaled $780.4 million as of September 30, 2002 compared to $632.0 million as of December 31, 2001.  Interest-bearing transaction accounts represented 42.9 percent of total deposits as of September 30, 2002, compared to 39.4 percent as of December 31, 2001. The increase in interest-bearing transaction accounts were partly due to the increase in money market accounts as a result of short-term deposits of business customers.  The balance of the money market account deposits may not remain at the same level in the near future due to the short-term nature of these deposits.

Certificates of deposit totaled $786.3 million as of September 30, 2002, compared to $731.1 million as of December 31, 2001.  Certificates of deposit represented 43.2 percent of total deposits as of September 30, 2002, compared to 45.6 percent as of December 31, 2001. The increase in the balance of certificates of deposit was driven by a sales campaign that was completed during the second quarter 2002 as a result of management’s initiative to create more of an interest rate neutral position of the balance sheet.

The following table sets forth the balances of deposits by account type as of the dates indicated:

Dollars in thousands	September 30, 2002	December 31, 2001

Non-interest-bearing deposits	$253,569	$241,674
Interest-bearing checking accounts	232,202	214,098
Money market accounts	443,425	322,554
Savings accounts	104,785	95,390
Certificates of deposit	786,302	731,139

Total	$1,820,283	$1,604,855

FHLB Advances and Securities Sold Under Agreements to Repurchase | PNWB borrows through advances from the Federal Home Loan Bank (FHLB) and securities sold under agreements to repurchase with third parties. These borrowing sources totaled $717.9 million as of September 30, 2002 compared to $864.0 million as of December 31, 2001.  The need for this type of borrowings decreased primarily as a result of the increase in deposits.

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

Other borrowings | Other borrowings were $12.1 million as of September 30, 2002, compared to $12.6 million as of December 31, 2001.  They were primarily notes from another financial institution. This borrowing qualifies as Tier II capital under the capital guidelines of the Federal Reserve Board.  The decrease from December 31, 2001 was due to the payoff of a loan by Pacific Northwest Bancorp Employee Stock Ownership Plan that Pacific Northwest Bancorp guaranteed.

Guaranteed Preferred Beneficial Interests in Subordinated Debt  | On November 15, 1999, $40 million of 9.875 percent Capital Securities were issued by InterWest Capital Trust I.  The proceeds of the offering were invested by the Trust in junior subordinated debentures of Pacific Northwest Bancorp.  The debentures held by the Trust are the sole assets of Interwest Capital Trust.  The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures.  The debentures will not mature earlier than November 15, 2009, and not later than November 15, 2029.  Pacific Northwest Bancorp entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees.  The capital securities qualify as Tier I capital under the capital guidelines of the Federal Reserve Board.  To date, Pacific Northwest Bancorp has purchased $4.0 million of the capital securities since they were issued.

On September 26, 2002, $12 million of Capital Securities were issued by Pacific Northwest Statutory Trust I through the Keefe, Bruyette, & Woods, Inc. Trust Preferred Pool Offering, Preferred Term Securities VII, LTD.  The proceeds of the offering were invested by the Trust in junior subordinated debentures of Pacific Northwest Bancorp.  The debentures held by the Trust are the sole assets of Pacific Northwest Statutory Trust I.  The Capital Securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures.  The debentures will not mature earlier than September 26, 2007, and not later than September 26, 2012. The interest rate on the Capital Securities is based upon Three-Month LIBOR plus 3.55 percent and adjusts on a quarterly basis.  As of September 30, 2002, the interest rate on the Capital Securities was 5.37 percent.  Pacific Northwest Bancorp entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees.  The Capital Securities qualify as Tier I capital under the capital guidelines of the Federal Reserve Board.

Shareholders’ Equity | PNWB is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors.  PNWB manages various capital levels at both the holding company and subsidiary bank level to maintain adequate capital ratios and levels in accordance with external regulations and capital guidelines established by the Board of Directors.

On January 22, 2002, the Board of Directors approved a stock repurchase plan of up to five percent of Pacific Northwest Bancorp’s outstanding shares of common stock over the next twelve months.  On September 16, 2002, Pacific Northwest Bancorp completed the stock repurchase plan.  Under this plan, PNWB repurchased, on the open market, a total of 780,825 shares at an average price of $27.85.

PNWB’s total shareholders’ equity was $202.3 million as of September 30, 2002, compared to $200.5 million as of December 31, 2001.  The increase in shareholders’ equity during the first nine months of 2002 was primarily due to net income of $23.4 million, an increase in the estimated fair value of securities available for sale of $4.0 million (net of tax), stock issued under stock option plans of $2.0 million, partially offset by stock repurchase of $21.7 million and cash dividends declared of $0.42 per share or $6.4 million.  Book value per share was $13.51 as of September 30, 2002, compared to $12.86 as of December 31, 2001.

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

Pacific Northwest Bancorp is subject to risk-based capital guidelines issued by the FRB, which establish a risk-adjusted ratio relating capital to different categories of assets.  Tier I capital is comprised of shareholders’ equity and guaranteed preferred beneficial interests in subordinated debt less certain intangibles, and excludes the equity impact of adjusting securities available for sale to estimated fair value. Total capital is Tier I capital, the allowance for losses on loans and certain long-term debt that qualifies for inclusion as regulatory capital.  The FRB’s risk-based capital rules have been supplemented by a leverage capital ratio, defined as Tier I capital to adjusted quarterly average total assets.  As of September 30, 2002, under the FRB’s capital guidelines, PNWB’s levels of consolidated regulatory capital exceeded the FRB’s well-capitalized requirements.  The capital amounts and ratios for Pacific Northwest Bancorp and Pacific Northwest Bank as of September 30,

2002 and December 31, 2001, are presented in the following table:

CAPITAL RATIOS

	Amount		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2002

Pacific Northwest Bancorp:
Total capital (to risk-weighted assets)	$263,461	12.37%	$170,340	8.0%	$212,925	10.0%
Tier I capital (to risk-weighted assets)	228,491	10.73%	85,170	4.0%	127,755	6.0%
Tier I capital (to average assets)	228,491	8.18%	111,736	4.0%	139,669	5.0%

Pacific Northwest Bank:
Total capital (to risk-weighted assets)	$248,381	11.80%	$168,428	8.0%	$210,535	10.0%
Tier I capital (to risk-weighted assets)	225,411	10.71%	84,214	4.0%	126,321	6.0%
Tier I capital (to average assets)	225,411	8.09%	111,436	4.0%	139,296	5.0%

December 31, 2001

Pacific Northwest Bancorp:
Total capital (to risk-weighted assets)	$252,089	12.09%	$166,802	8.0%	$208,502	10.0%
Tier I capital (to risk-weighted assets)	219,966	10.55%	83,401	4.0%	125,101	6.0%
Tier I capital (to average assets)	219,966	8.02%	109,692	4.0%	137,115	5.0%

Pacific Northwest Bank:
Total capital (to risk-weighted assets)	$248,486	11.96%	$166,274	8.0%	$207,842	10.0%
Tier I capital (to risk-weighted assets)	228,363	10.99%	83,137	4.0%	124,705	6.0%
Tier I capital (to average assets)	228,363	8.35%	109,427	4.0%	136,783	5.0%

As of September 30, 2002, Pacific Northwest Bank was in compliance with well-capitalized capital requirements. Management believes that under the current regulations Pacific Northwest Bank will continue to meet well-capitalized capital requirements in the foreseeable future.  However, events beyond the control of Pacific Northwest Bank, such as a downturn in the economy in areas where Pacific Northwest Bank has most of its loans, could adversely affect future earnings and, consequently, the ability of Pacific Northwest Bank to meet future well-capitalized capital requirements.

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

The analysis of liquidity also includes a review of PNWB’s consolidated statement of cash flows for the nine-month period ended September 30, 2002.  The consolidated statement of cash flows details PNWB’s operating, investing and financing activities during the period.  The most significant items under operating activities include net income of $23.4 million for the nine-month period ended September 30, 2002 and an increase in other assets of $5.9 million.  Also included in operating activities are the add back of non-cash depreciation, amortization of intangible assets and the provision for losses of loans totaling $9.8 million. Investing activities included proceeds from maturing and principal repayments on securities available for sale of $303.7 million, purchases of securities available for sale of $337.5 million. Investing activities also included a $128.5 million increase in loans receivable, $134.4 million of proceeds from mortgage banking activities and a $5.5 million proceeds from the sale of other real estate. During the period, financing activities included $146.2 million in borrowing repayments, net of borrowing proceeds, a $55.2 million increase in certificates of deposit, a $160.3 million increase in deposits, $21.7 million of cash used for the purchase and retirement of common stock, $12.0 million of cash proceeds from issuance of Pacific Northwest Statutory Trust I capital securities, and $6.5 million paid in cash dividends to shareholders.

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

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

PNWB, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2002 (the “Evaluation Date”).  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that PNWB’s disclosure controls and procedures were effective for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

Changes in Internal Controls

There were no significant changes in PNWB’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.  PNWB did not implement any corrective actions with regard to any significant deficiency or material weakness in its internal controls.

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

Items 2, 3 and 4 are not applicable and have been omitted.

Item 5.                  Other Information

In accord with Section 10A(I)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, PNWB is responsible for listing the non-audit services approved in the third quarter by PNWB’s Audit Committee to be performed by Ernst & Young, PNWB’s independent auditor.   Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the consolidated financial statements of PNWB. During the third quarter of 2002, the Audit Committee approved additional engagements of Ernst & Young for the following non-audit services: (1) services to support SEC filings related to the Bank of the Northwest acquisition; (2) accounting matter consultations in connection with potential transactions for which fees do not exceed $10,000;  (3) other non-audit services for which fees, in aggregate and on an annual basis, do not exceed 20 percent of annual audit fees.

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
10

Material contracts of Pacific Northwest Bancorp (incorporated by reference to Exhibits 10.1 through 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 and Exhibits 10.23 through 10.25 to the Registrant’s quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

(b)  Reports on Form 8-K

PNWB filed a current report on Form 8-K on October 18, 2002. The report included under Item 5 of Form 8-K a press release announcing PNWB’s third quarter 2002 financial results and unaudited consolidated financial statements for the three- and nine-month periods ended September 30, 2002.

PNWB filed a current report on Form 8-K on October 18, 2002 under item 5 announcing that on October 16, 2002, Fitch Ratings upgraded the senior debt ratings of Pacific Northwest Bancorp and its banking subsidiary, Pacific Northwest Bank.

PNWB filed a current report on Form 8-K on November 5, 2002 under item 5 announcing that commencing January 1, 2003, it will outsource its residential mortgage lending operations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC NORTHWEST BANCORP

	By:	/s/ Patrick M. Fahey
Patrick M. Fahey
President and Chief Executive Officer

/s/ Bette J. Floray
Bette J. Floray
Executive Vice President and Chief Financial Officer

Dated: November 7, 2002

CERTIFICATIONS

CERTIFICATION OF QUARTERLY REPORT ON FORM 10-Q

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Patrick M. Fahey, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Pacific Northwest Bancorp;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)      evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002

/s/ Patrick M. Fahey
Patrick M. Fahey,
President and Chief Executive Officer

CERTIFICATION OF QUARTERLY REPORT ON FORM 10-Q

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Bette J. Floray, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Pacific Northwest Bancorp;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)      evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002

/s/ Bette J. Floray
Bette J. Floray,
Executive Vice President and Chief Financial Officer

CERTIFICATION OF QUARTERLY REPORT ON FORM 10-Q

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned are the Chief Executive Officer and the Chief Financial Officer of Pacific Northwest Bancorp (the “Registrant”).  This Certification is made pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  This Certification accompanies the Quarterly Report on Form 10-Q of the Registrant for the quarterly period ended September 30, 2002.

We certify that such Quarterly Report on Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such 10-Q Report fairly presents, in all material respects, the financial condition and the results of operations of the Registrant.

Date: November 7, 2002

/s/ Patrick M. Fahey
Patrick M. Fahey, President and CEO

/s/ Bette J. Floray
Bette J. Floray,
Executive Vice President and Chief Financial Officer