Form 10-K
period 2002-12-31
PACIFIC NORTHWEST BANCORP
filed 2003-03-24
CIK 949504

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-26632

Pacific Northwest Bancorp

(Exact name of registrant as specified in its charter)

Washington	91-1691216
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 Third Avenue, Suite 250, Seattle, Washington	98101
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(206) 624-9761

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☒   NO ☐

The aggregate market value of the common stock held by non-affiliates of the Registrant was $475,880,559 based upon the closing price of the Registrant’s common stock as quoted on the Nasdaq National Market on June 28, 2002 of $31.32.

As of February 24, 2003, there were issued and outstanding 16,861,303 shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.               Management Discussion and Analysis and Consolidated Financial Statements included in the 2002 Financial Information distributed to shareholders with the 2002 Annual Report (Part II).

2.               Proxy Statement for the 2003 Annual Meeting of Shareholders (“Proxy Statement”). (Part III).

Forward-Looking Statements

This document, including information included with or incorporated by reference in this document, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict.  Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements.  Words such as “expects,” “anticipates,” “believes,” “estimates,” “intends,” “strategy,” other similar expressions or future or conditional verbs such as “will,” “may,” “should,” “would,” and “could” are intended to identify such forward-looking statements.  Readers should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this document.  The statements are representative only as of the date they are made, and PNWB undertakes no obligation to update any forward-looking statement.

Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include, but are not limited to, the following:  changes in general economic conditions and economic conditions in the geographic areas  in which PNWB operates which may affect, among other things, the level of nonperforming loans, charge-offs, and provision expense; changes in the interest rate environment which may reduce interest margins and impact funding sources;  litigation liabilities, including costs, expenses, settlements and judgments; changes in tax laws, rules and regulations as well as Internal Revenue Service (IRS) or other governmental agencies’ interpretations thereof; legislative, regulatory and accounting changes affecting the banking and financial services industry; competition with other local, regional and national banks, thrifts, credit unions and other nonbank financial institutions; ability to grow core businesses; ability to develop and introduce new banking-related products, services and enhancements and gain market acceptance of such products; mergers and acquisitions and their integration into PNWB;  and management’s ability to manage these and other risks.

PART I

Item 1.  Business

General

Pacific Northwest Bancorp (Bancorp) is a Washington corporation registered as a bank holding company under the Bank Holding Company Act of 1956.  The consolidated entity includes Bancorp and its wholly owned subsidiaries and is collectively referred to as PNWB.  As of December 31, 2002, Bancorp’s wholly owned subsidiaries were Pacific Northwest Bank, InterWest Capital Trust I, and Pacific Northwest Statutory Trust I.  As of December 31, 2002, PNWB had consolidated total assets of $3.1 billion, total loans receivable of $2.1 billion, total deposits of $2.1 billion and shareholders’ equity of $261.6 million. Bancorp was incorporated in 1994.

Pacific Northwest Bank is a Washington state-chartered commercial bank.  Pacific Northwest Bank offers a full range of financial services to commercial and individual customers, including short-term and medium-term loans, revolving credit facilities, inventory and accounts receivable financing, equipment financing, residential and commercial construction lending, agricultural lending, mortgage lending, equipment leasing, various savings programs, checking accounts, installment and personal loans, and bank credit cards.  Pacific Northwest Bank also provides a broad range of depository and lending services to commercial, industrial and agricultural enterprises, governmental entities and individuals.

Bancorp and Pacific Northwest Bank previously conducted business as InterWest Bancorp, Inc. and InterWest Bank, respectively.  In July 1991, InterWest Bank went public. Between 1996 and 1999, Bancorp completed the acquisition of six commercial banking institutions and added commercial banking assets of approximately $668 million, measured as of each acquisition date. The acquisitions were accounted for using either the pooling-of-interests or purchase method of accounting.

In July 2000, InterWest Bank converted its charter from a state savings bank to a state commercial bank.  This was consistent with the company’s redefined focus on commercial banking activities.  Effective September 1, 2000, InterWest Bancorp, Inc. changed its name to Pacific Northwest Bancorp and InterWest Bank changed its name to Pacific Northwest Bank.  In conjunction with the name changes, PNWB moved its corporate headquarters to Seattle.

On November 13, 2002, Bancorp completed the acquisition of Bank of the Northwest (BKNW) headquartered in Portland, Oregon and added approximately $383.1 million commercial banking assets, measured as of the acquisition date.

PNWB intends to continue to emphasize changing the composition of the loan portfolio and the deposit base as part of the migration to a commercial bank.  These changes are intended to have a positive impact on net interest income and service fee revenue while continuing to meet the needs of PNWB’s customers.  Investment products are also available through Pacific Northwest Financial Services, Inc. and insurance products are available through Pacific Northwest Insurance Agency, Inc., both wholly owned subsidiaries of Pacific Northwest Bank.

Availability of Filings

You may access, free of charge, copies of the following reports of PNWB on the company’s website at www.pnwbank.com:

1)             Annual Reports on Form 10-K; and

2)             Quarterly Reports on Form 10-Q.

PNWB posts these documents on its website as soon as reasonably practicable after we filing or furnishing them electronically with or to the Securities and Exchange Commission.  In addition, the Current Reports of PNWB filed on or after November 15, 2002 will be posted on the website as of the filing date of this Annual Report.  The information contained on the company’s website is not incorporated by reference into this document and should not be considered a part of this Annual Report.  The company’s website address is included in this document as an inactive textual reference only.

Business Segment Information

PNWB operates a single business segment.  The financial information that is used by the chief operating decision maker in allocating resources and assessing performance is only provided for one reportable segment as of December 31, 2002 and 2001.  At the time of the acquisition of Bank of the Northwest, Bank of the Northwest was merged into Pacific Northwest Bank and PNWB consolidated the management function of Bank of the Northwest into PNWB’s existing organizational structure.  PNWB also converted Bank of the Northwest information systems and operational processes to those of Pacific Northwest Bank.

Market Area

Presently, PNWB conducts its business through 58 Financial Centers in the Pacific Northwest, including the metropolitan areas of Seattle and Bellevue, Washington and Portland, Oregon. With the acquisition of Bank of the Northwest in November 2002, PNWB expanded its market area along the I-5 corridor to serve from the Canadian border south to Oregon.  This market has benefited in recent years from growth in home construction necessitated by population increases.  PNWB’s other primary market area are the Olympic peninsula and central Washington, including Wenatchee, Ellensburg and Yakima, which is characterized by an agricultural base and less rapid population growth.

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

Growth Strategy

PNWB’s growth strategy is to increase its emphasis on commercial banking. The acquisition of Central Bancorporation in August of 1996 was an important first step in the implementation of this strategy.  In the ensuing three years, Bancorp completed five additional acquisitions.  These acquisitions added commercial banking assets of approximately $668 million, measured as of each acquisition date.  Additionally, the acquisition of BKNW in November of 2002 further expanded PNWB’s business along the I-5 corridor to Oregon.  PNWB believes that its growth strategy will allow it to achieve greater diversification of its markets and products, enhance shareholder value by more effectively leveraging equity capital, and more effectively position itself to take advantage of acquisition opportunities in the rapidly changing financial services industry.

Management believes that growth will have to come primarily from increased customer penetration in existing markets and expansion into new markets and services and therefore its strategy emphasizes:  increasing commercial lending; acquiring commercial banks; de novo branching; providing non-deposit investment products; and improving technology to enhance services and realize operating efficiencies.

A source of future growth may be through acquisitions.  PNWB’s management believes that many other financial institutions are considering selling their institutions for a variety of reasons, including lack of shareholder liquidity, management succession issues, technology challenges, and increasing competition.  PNWB actively reviews proposals for various acquisition opportunities.  PNWB has a due diligence review process to evaluate potential acquisitions.  The objective of acquisitions will be to increase the opportunity for quality earning asset growth, deposit generation and fee-based income opportunities; diversify the earning assets portfolio and core deposit base through expansion into new geographic markets; maintain a well capitalized position after the acquisition; improve the potential profits from the combined operations through economies of scale; and enhance shareholder value measured through increasing return on equity and/or increasing earnings per share.

PNWB’s ability to make future acquisitions depends on several factors such as the availability of suitable acquisition candidates, necessary regulatory and shareholder approval, compliance with applicable capital requirements and, in the case of cash acquisitions, on its cash assets or ability to acquire cash.  PNWB may need to obtain additional debt and equity capital in pursuing its business strategy.  PNWB’s access to capital markets or the costs of this capital can be impacted by economic, financial, competitive and other conditions beyond PNWB’s control.  Further, acquisition candidates may not be available in the future on favorable terms. There are only a limited number of suitable acquisition candidates with in PNWB’s existing and potential market areas, and many of these candidates would also be attractive acquisition candidates for other financial institutions.  This competition is likely to affect PNWB’s ability to make acquisitions, increase the price paid for certain acquisitions, and increase the costs of analyzing possible acquisitions.  Therefore, no assurance can be made that acquisition activity will continue in the future.

Managing growth through acquisitions is a challenging process that includes integration and training of personnel, developing common products and pricing, combining office and operations policies and procedures, data processing conversion and various other matters.  PNWB has grown, and intends to continue to grow, through acquisitions of banks and other financial institutions.  After any such acquisition(s), PNWB may experience adverse changes in results of operations of acquired entities, unforeseen liabilities, asset quality problems of acquired entities, loss of key personnel, loss of customers because of change in identity, difficulties in integrating data processing and operational procedures, and deterioration in local economic conditions.  PNWB believes it has taken steps to address the issues resulting from acquisitions in recent years.

Key Operating Ratios

The “five-year selected consolidated financial data” section contained in “Management Discussion and Analysis” in the 2002 Financial Information, which is listed as an exhibit under Item 15, is incorporated herein by reference.

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The section “Net Interest Income” contained in “Management Discussion and Analysis” in the 2002 Financial Information, which is listed as an exhibit under Item 15, is incorporated herein by reference.

Investment Activities

The section “Securities and Other Interest-Earning Assets” contained in “Management Discussion and Analysis” in the 2002 Financial Information, which is listed as an exhibit under Item 15, is incorporated herein by reference.

The following table presents the name of the issuer and the aggregate amortized cost and aggregate estimated fair value of securities of each issuer for those securities in PNWB’s portfolio for which the aggregate amortized cost exceeds 10 percent of PNWB’s shareholders’ equity as of December 31, 2002.

Dollars in thousands

Estimated Amortized Cost

Fair Value

Federal Home Loan Mortgage Corp	$231,425	$234,400

Federal National Mortgage Association

184,466

184,953

Federal Home Loan Bank	88,140	89,021

Residential Funding Mortgage Security I

60,509

61,680

Government National Mortgage Association	35,597	36,105

Lending Activities

The section “Loans Receivable and Loans Held for Sale” contained in “Management Discussion and Analysis” in the 2002 Financial Information, which is listed as an exhibit under Item 15, is incorporated herein by reference.

Allowance for Losses on Loans

The section “Allowance for Losses on Loans” contained in “Management Discussion and Analysis” in the 2002 Financial Information, which is listed as an exhibit under Item 15, is incorporated herein by reference.

Non-performing Assets

The section “Non-performing Assets” contained in “Management Discussion and Analysis” in the 2002 Financial Information, which is listed as an exhibit under Item 15, is incorporated herein by reference.

Deposits

The section “Deposits” contained in “Management Discussion and Analysis” in the 2002 Financial Information, which is listed as an exhibit under Item 15, is incorporated herein by reference.

Borrowings

The sections “FHLB Advances and Securities Sold Under Agreements to Repurchase” and “Guaranteed Preferred Beneficial Interests in Subordinated Debt” contained in “Management Discussion and Analysis” in the 2002 Financial Information, which is listed as an exhibit under Item 15, is incorporated herein by reference.

Personnel

As of December 31, 2002, Bancorp, including its subsidiaries, had 863 full-time equivalent employees.  PNWB believes that employees play a vital role in the success of a service company such as PNWB and that PNWB’s relationship with its employees is good.  The employees are not represented by a collective bargaining unit.

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

Management believes that the principal competitive factors affecting PNWB’s markets include interest rates paid on deposits and charged on loans, the range of banking products available, and customer service and support.  Although management believes that PNWB’s products currently compete favorably with respect to these factors, there can be no assurance that PNWB can maintain its competitive position against current and potential competitors, especially those with significantly greater financial resources.

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

Bancorp is a bank holding company.  Its wholly owned subsidiaries are Pacific Northwest Bank, InterWest Capital Trust I and Pacific Northwest Statutory Trust I.  The Bank Holding Company Act of 1956, as amended (“BHCA”) subjects Bancorp and its subsidiaries to supervision and examination by the Federal Reserve Bank (“FRB”), and Bancorp files annual reports of operations with the FRB.

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

Securities Registration and Reporting

Bancorp common stock is registered with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 and thus Bancorp is subject to the periodic reporting and proxy solicitation requirements and the insider-trading restrictions of that Act.  The periodic reports, proxy statements, and other information filed by Bancorp under that Act can be inspected and copied at or obtained from the Washington, D.C. office of the SEC.  In addition, the securities issued by Bancorp are subject to the registration requirements of the Securities Act of 1933 and applicable state securities laws unless exemptions are available.

Disclosure Controls and Procedures

The Sarbanes-Oxley Act of 2002 and related rulemaking by the SEC, which effect sweeping corporate disclosure and financial reporting reform, generally require public companies to focus on their disclosure controls and procedures.  As a result, public companies such as Pacific Northwest Bancorp, now must have disclosure controls and procedures in place and make certain disclosures about them in their periodic SEC reports (i.e., Forms 10-K and 10-Q) and their chief executive and chief financial officers must certify in these filings that they are responsible for developing and evaluating disclosure controls and procedures and disclose the results of an evaluation conducted by them within the 90-day period preceding the filing of the relevant report, among other things.  PNWB is monitoring the status of other related ongoing rulemaking by the SEC and other regulatory entities.  Currently, management believes that PNWB is in compliance with the rulemaking promulgated to date.

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

Reference is made to Note 18 of the Notes to the Consolidated Financial Statements in the 2002 Financial Information, which is listed as an exhibit under Item 15, for additional information concerning regulatory capital.

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

Customer Information Security

The FDIC and other bank regulatory agencies have adopted final guidelines for establishing standards for safeguarding nonpublic personal information about customers that implement provisions of the Financial Services Modernization Act of 1999 (the “Guidelines”).  Among other things, the Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information; and to protect against any anticipated threats or hazards to the security or integrity of such information; and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

Privacy

The FDIC and other regulatory agencies have published final privacy rules pursuant to provisions of the Financial Services Modernization Act of 1999 (“Privacy Rules”).  The Privacy Rules, which govern the treatment of nonpublic personal information about consumers by financial institutions, require a financial institution to provide notice to customers (and other consumers in some circumstances) about its privacy policies and practices, describe the conditions under which a financial institution may disclose nonpublic personal information to nonaffiliated third parties and provide a method for consumers to prevent a financial institution from disclosing that information to most nonaffiliated third parties by “opting out” of that disclosure, subject to certain exceptions.

USA Patriot Act

The USA Patriot Act of 2001 (the “USA Patriot Act “), designed to deny terrorists and others the ability to obtain anonymous access to the U.S. financial system, has significant implications for depository institutions, broker-dealers and other businesses involved in the transfer of money.  The USA Patriot Act, together with the implementing regulations of various federal regulatory agencies, require financial institutions, including Pacific Northwest Bank, to implement additional or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity and currency transaction reporting and due diligence on customers.  They also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the FRB (and other federal banking agencies) to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications filed under Section 3 of the BHCA or the Bank Merger Act.  Management believes that PNWB is currently in compliance with all currently effective requirements prescribed by the USA Patriot Act and all applicable final implementing regulations.

Future Legislation

Changes to the laws and regulations in the states where PNWB transacts business can affect the operating environment of bank holding companies and their subsidiaries in substantial and unpredictable ways.  We cannot accurately predict whether those changes in laws and regulations will occur, and, if they do occur, the ultimate effect they would have upon our financial condition or results of operation.

TAXATION

Federal Taxation

General.  Bancorp and its subsidiaries report their income on a fiscal year basis using the accrual method of accounting. Except for interest expense rules pertaining to certain tax exempt income applicable to banks and the recently repealed bad debt reserve deduction, PNWB is subject to federal income tax, under existing provisions of the Internal Revenue Code of 1986, as amended, in generally the same manner as other corporations.  The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to PNWB.  PNWB has not been audited by the IRS during the past five years.  Reference is made to Note 16 of the Notes to Consolidated Financial Statements in the 2002 Financial Information, which is listed as an exhibit under Item 15, for additional information concerning income taxes.

Tax Bad Debt Reserve Recapture.  For taxable years beginning prior to January 1, 1996, qualified thrift institutions such as the former InterWest Bank (renamed Pacific Northwest Bank in 2000) were permitted to establish a reserve for bad debts based on actual loss experience or based on a percentage equal to 8 percent of the bank’s taxable income, computed with certain adjustments.  Each year, InterWest Bank selected the most favorable method for calculating the tax deduction attributable to the tax bad debt reserve.  The Small Business Job Protection Act of 1996 required that InterWest Bank recapture for federal income tax purposes the portion of the balance of tax bad debt reserves that exceeded the year end 1987 balance, with certain adjustments.  As a result of this legislation, the recaptured amounts were to be taken into taxable income ratably over a six-year period beginning in fiscal year 1999.  This legislation also required banks to calculate the tax bad debt deduction based on actual current losses beginning in fiscal year 1997.

Dividends-Received Deduction.  Bancorp may exclude from its income 100 percent of dividends received from subsidiary banks as a member of the same affiliated group of corporations.

State Taxation

Washington Taxation.  The state of Washington does not currently have a corporate income tax.  Bancorp and its subsidiaries are subject to a business and occupation  tax which is imposed under Washington law at the rate of 1.50% of gross receipts; however, interest received on loans secured by mortgages or deeds of trust on residential properties is not subject to such tax.

Oregon Taxation.  Corporations with nexus in the state of Oregon are subject to a corporate level income tax of up to 6.6%. As PNWB’s operations in Oregon increase, the state income tax provision will have an increasing effect on PNWB’s effective tax rate and results of operations.

Item 2.  Properties

The main office of Pacific Northwest Bancorp and Pacific Northwest Bank, is a leased facility located in Seattle, Washington.  Pacific Northwest Bank also owns a significant administrative facility located in Oak Harbor, Washington. Pacific Northwest Bank also leases administrative facilities in Bellevue and Tukwila, Washington, and Portland, Oregon.  Pacific Northwest Bank operated a total of 58 financial centers as of December 31, 2002, of which 40 are owned by Pacific Northwest Bank and 18 are leased from third parties.  See Note 7 in the Notes to Consolidated Financial Statements in the 2002 Financial Information, which is listed under Item 15, for further information with respect to Properties.

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

Item 4.  Submission of Matters to a Vote of Security-Holders

None.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

Bancorp’s common stock trades on The Nasdaq Stock Market under the symbol “PNWB.”  As of December 31, 2002, there were 16,799,472 shares of common stock outstanding held by approximately 6,900 shareholders.

Set forth in the following table are the high and low sales prices as reported on The Nasdaq Stock Market and the dividends declared on common stock for each quarter.

	Sales Price		Dividends
	High	Low	Declared
2002

First Quarter	$26.50	$20.45	$0.14
Second Quarter	33.00	25.50	0.14
Third Quarter	31.44	24.15	0.14
Fourth Quarter	27.72	22.96	0.14

2001

First Quarter	$19.69	$13.31	$0.14
Second Quarter	21.20	16.45	0.14
Third Quarter	23.71	19.01	0.14
Fourth Quarter	22.50	19.90	0.14

Information related to compensation plans under which equity securities of Bancorp are authorized for issuance is set forth under “Equity Compensation Plan Information” on page 17 of the Proxy Statement for the 2003 Annual Meeting of Shareholders to be held on April 22, 2003, and all such information is incorporated herein by reference.

Item 6.  Selected Financial Data

The “five-year selected consolidated financial data” section contained in “Management Discussion and Analysis” in the 2002 Financial Information, which is listed under Item 15, is incorporated herein by reference.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management Discussion and Analysis for the year ended December 31, 2002 is incorporated herein by reference to the section caption “Management Discussion and Analysis” in the 2002 Financial Information, which is listed under Item 15 herein.

Item 7a. Quantitative and Qualitative Disclosure about Market Risk

The information required by this item is incorporated herein by reference to the section “Market Risk” in “Management Discussion and Analysis” in the 2002 Financial Information, which is listed under Item 15 herein.

Item 8.  Financial Statements and Supplementary Data

The Consolidated Financial Statements contained in the 2002 Financial Information, which is listed under Item 15, is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information contained under the sections captioned “Proposal 1 Election of Directors” and “Compliance with Section 16(a) of the Exchange Act” in Bancorp’s Proxy Statement for the 2003 Annual Meeting of Shareholders (“Proxy Statement”) is incorporated herein by reference.

The following sets forth the age, position, and the business experience during the past five years of those executive officers of Pacific Northwest Bancorp who are not also directors of Pacific Northwest Bancorp.

Kim S. Brace (56) is Executive Vice President of Pacific Northwest Bancorp and is Executive Vice President and Chief Administrative Officer of Pacific Northwest Bank.   Ms. Brace has held these positions since April 2000.  Prior to this time, Ms. Brace was an executive officer of the original Pacific Northwest Bank since its formation in 1988.  Ms. Brace is the wife of Mr. George P. Brace.

George P. Brace (62) is Executive Vice President of Pacific Northwest Bancorp and is Executive Vice President and Manager of Commercial Banking of Pacific Northwest Bank.  Mr. Brace has held these positions since July 2001.  From March 2000 to July 2001, Mr. Brace was Executive Vice President and Puget Sound Regional Manager of Pacific Northwest Bank.   Prior to March 2000, Mr. Brace held various executive officer positions with the original Pacific Northwest Bank since its formation in 1988.  Mr. Brace is the husband of Ms. Kim S. Brace.

Charles A. Foisie (54) was Executive Vice President of Pacific Northwest Bancorp and was Executive Vice President and Banking Group Manager of Pacific Northwest Bank from January 2000 to February 2003.  Mr. Foisie served as a Senior Vice President of Pacific Northwest Bank (formerly InterWest Bank) since 1997. Prior to this time, Mr. Foisie was employed by Key Bank of Washington from 1983 to 1997, servicing as a Vice President from 1990 to 1992 and Senior Vice President from 1992 to 1997.

Bette J. Floray (51) is Executive Vice President and Chief Financial Officer of Pacific Northwest Bank and Pacific Northwest Bancorp, positions Ms. Floray has held since July 2000.  Ms. Floray served as a consultant from 1998 through June 2000 including consulting services to Pacific Northwest Bancorp during the period September 1999 through June 2000.  From 1994 to 1998, Ms. Floray was Executive Vice President and Chief Financial Officer of Community Bank of Pasadena, California.

Christian R. Rasmussen (53) is Executive Vice President of Pacific Northwest Bancorp and is Executive Vice President and President of Pacific Northwest Bank — Oregon.  Mr. Rasmussen has held these positions since November 2002.  Mr. Rasmussen served as a director and the President of Bank of the Northwest since July 2000.  He joined Bank of the Northwest in May 2000, after serving as Vice Chairman as well as Executive Vice President and Manager of the National Market Divisions of US Bancorp since 1995.

David H. Straus (56) is Executive Vice President of Pacific Northwest Bancorp and is President and Chief Operating Officer of Pacific Northwest Bank.  Mr. Straus has held these positions since February 2003.  Mr. Straus was the Executive Vice President of Pacific Northwest Bancorp and Executive Vice President and Chief Credit Officer of Pacific Northwest Bank during the period between April 2000 and February 2003. Prior to this time, Mr. Straus was an executive officer of the original Pacific Northwest Bank since its formation in 1988.

Joseph H. Ward (60) is Executive Vice President of Pacific Northwest Bancorp and is Executive Vice President and Chief Credit Officer of Pacific Northwest Bank.  Mr. Ward has held these positions since February 2003. Since joining Pacific Northwest Bank in August 2000, Mr. Ward held the positions of Senior Vice President and Senior Credit Officer and Manager of Loan Review.  Prior to joining Pacific Northwest Bank, Mr. Ward served as Chief Credit Officer at North County Bank in Arlington, Washington since its formation in 1998, and was employed by First Interstate Bank from 1978 to 1998, serving in various senior managerial positions in corporate lending and credit administration.

Item 11.  Executive Compensation

The information contained under the section captioned - “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

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

Item 14.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

PNWB, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2002 (the “Evaluation Date”).  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that PNWB’s disclosure controls and procedures were effective for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

Changes in Internal Controls

There were no significant changes in PNWB’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.  The company did not implement any corrective actions with regard to any significant deficiency or material weakness in its internal controls.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	(1)	Consolidated Financial Statements

Independent Auditors’ Report

	(a)	Consolidated Statements of Financial Condition as of December 31, 2002 and 2001
	(b)	Consolidated Statements of Income For the Years Ended December 31, 2002, 2001 and 2000
	(c)	Consolidated Statements of Shareholders’ Equity For the Years Ended December 31, 2002, 2001 and 2000
	(d)	Consolidated Statements of Cash Flows For the Years Ended December 31, 2002, 2001 and 2000
	(e)	Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

(2)	All required financial statement schedules are included in the Notes to Consolidated Financial Statements.

Consolidated Financial Statements and Notes to Consolidated Financial Statements are included in Exhibit 13 herein.

(b)                                 Reports on Form 8-K

On October 18, 2002, PNWB filed a current report on Form 8-K.  The report included under Item 5 of Form 8-K a press release announcing PNWB’s third quarter 2002 financial results and unaudited consolidated financial statements for the three- and nine-month periods ended September 30, 2002.

On October 18, 2002, PNWB filed a current report on Form 8-K under item 5 announcing that on October 16, 2002, Fitch Ratings upgraded the senior debt ratings of Pacific Northwest Bancorp and its banking subsidiary, Pacific Northwest Bank.

On November 5, 2002, PNWB filed a current report on Form 8-K under item 5 announcing that commencing January 1, 2003, it will outsource its residential mortgage lending operations.

On November 15, 2002, PNWB filed a current report on Form 8-K under Item 5 and 7 in connection with the issuance of a press release announcing the completion of the acquisition of Bank of the Northwest and the merger consideration results.

(c)           Exhibits

(3.1)	Articles of Incorporation of Pacific Northwest Bancorp (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)
(3.2)	Bylaws of Pacific Northwest Bancorp (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)
(3.3)	Amendment to the Bylaws of Pacific Northwest Bancorp (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)
(10.1)	Employment Agreement entered into between Pacific Northwest Bancorp and Daniel J. Durkin.
(10.2)	Severance/Change of Control Agreement entered into between Pacific Northwest Bancorp and Christian R. Rasmussen.
(10.3)	Consulting Agreement entered into between Pacific Northwest Bancorp and Kathryn L. M. Spere.
(10.4)	Consulting Agreement entered into between Pacific Northwest Bancorp and Mark A. Coffey.
(10.5)	Employment Agreement entered into between Pacific Northwest Bancorp and George P. Brace.
(10.6)

Bank of the Northwest Restated 1996 Stock Incentive Plan and Bank of the Northwest 1996 Executive Warrant Plan (incorporated by reference to Exhibit 99.1 and 99.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-101193))

(10.7)

Agreement and Plan of Merger between Pacific Northwest Bancorp and Pacific Northwest Bank and Bank of the Northwest (incorporated by reference to Exhibit 2 of the Registrant’s current report on Form 8-K filed with Security and Exchange Commission on July 25, 2002).

(10.8)

Amended and restated Pacific Northwest Bancorp Employee Stock Ownership Plan/Money Purchase Pension Plan (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

(10.9)

First Amendment to Severance/Change of Control Agreement entered into between Pacific Northwest Bancorp and Patrick M. Fahey (incorporated by reference to Exhibit 10.25 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

(10.10)	Amended and Restated Pacific Northwest Bancorp Salary Deferral 401(K) plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-76014))
(10.11)

Amended Pacific Northwest Bancorp 1996 Outside Directors Stock Options-for-fees Plan (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

(10.12)

Employment Agreement entered into between Pacific Northwest Bancorp and Kim S. Brace (incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

(10.13)

Severance Pay Agreement entered into between Pacific Northwest Bancorp and Bette J. Floray (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

(10.14)

Change In Control Agreement entered into between Pacific Northwest Bancorp and Bette J. Floray (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

(10.15)

Employment Agreement and its First Amendment entered into between Pacific Northwest Bancorp and George P. Brace (incorporated by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

(10.16)

Employment Agreement entered into between Pacific Northwest Bancorp and Stephen M. Walden (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

(10.17)

Severance and Change in Control Agreement between Pacific Northwest Bancorp and Patrick M. Fahey (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

(10.18)

Employment Agreement entered into between Pacific Northwest Bancorp and Kim S. Brace (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

(10.19)

Form of Severance Pay Agreement entered into between Pacific Northwest Bank and its executive officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)

(10.20)	Pacific Northwest Bancorp Make Whole Benefit Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000)
(10.21)	Pacific Northwest Bancorp Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)
(10.22)

Form of Change in Control Agreement entered into between Pacific Northwest Bank and its executive officers (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)

(10.23)	InterWest Bancorp Amended and Restated 1993 Incentive Stock Option Plan (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 1998)
(10.24)	Central Bancorporation 1992 Employee Stock Option Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Forms S-8 (File No. 333-13191))
(10.25)	1996 Outside Directors Stock Options-for-Fees Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-24525))
(10.26)	First National Bank of Port Orchard 1990 Employee and Director Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-50685))
(10.27)	Pacific Northwest Bank 1988 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-57679))

(10.28)	Pioneer Bancorp, Inc. Amended and Restated Incentive Stock Option Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-57679))
(10.29)	Data Services Contract (P) (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)
(13)	Management Discussion and Analysis and Consolidated Financial Statements included in the 2002 Financial Information distributed to shareholders with the 2002 Annual Report
(21)	Subsidiaries of the Registrant
(23.1)	Consent of Independent Auditors
(99.1)

Certifications of Patrick M. Fahey, Chief Executive Officer, and Bette J. Floray, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

                Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Pacific Northwest Bancorp has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pacific Northwest Bancorp

Date: March 21, 2003	By:	/s/ Patrick M. Fahey
Patrick M. Fahey
President and Chief Executive Officer
(Principal Executive Officer)

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on this 21st day of March 2003.

Signatures	Titles

/s/ Patrick M. Fahey	Director, President and Chief Executive Officer
Patrick M. Fahey

/s/ Bette J. Floray	Executive Vice President (Principal Financial Officer)
Bette J. Floray

/s/ Eric Jensen	Chief Accounting Officer (Principal Accounting Officer)
Eric Jensen

/s/ Stephen M. Walden	Chairman of the Board
Stephen M. Walden

/s/ Gary M. Bolyard	Director
Gary M. Bolyard

/s/ Larry Carlson	Director
Larry Carlson

/s/ Michael T. Crawford	Director
Michael T. Crawford

/s/ Daniel J. Durkin	Director
Daniel J. Durkin

/s/ Jean Gorton	Director
Jean Gorton

/s/ Robert D. Kraus	Director
Robert D. Kraus

/s/ C. Stephen Lewis	Director
C. Stephen Lewis

/s/ Clark H. Mock	Director
Clark H. Mock

/s/ Russel E. Olson	Director
Russel E. Olson

/s/ Betty Woods	Director
Betty Woods

Certifications

I, Patrick M. Fahey, Chief Executive Officer, certify that:

1.             I have reviewed this annual report on Form 10-K of Pacific Northwest Bancorp.

2.             Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.             Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)           Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)           Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)           Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date.

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)           All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)           Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.             The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes to internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  March 21, 2003.

/s/ Patrick M. Fahey
Patrick M. Fahey
President and Chief Executive Officer

I, Bette J. Floray, Chief Financial Officer, certify that:

1.             I have reviewed this annual report on Form 10-K of Pacific Northwest Bancorp.

2.             Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.             Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)           Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)           Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)           Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date.

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)           All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)           Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.             The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes to internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  March 21, 2003.

/s/ Bette J. Floray
Bette J. Floray
Executive Vice President and Chief Financial Officer