Form 10-Q
period 2003-03-31
PACIFIC NORTHWEST BANCORP
filed 2003-05-09
CIK 949504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended March 31, 2003

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

YES ☒ NO ☐

As of April 29, 2003, 16,891,453 shares of common stock were outstanding with no par value.

PACIFIC NORTHWEST BANCORP

PART I. FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

Dollars in thousands	March 31, 2003	December 31, 2002
	(UNAUDITED)

Assets

Cash and due from banks
Non-interest-bearing	$72,965	$92,541
Interest-bearing	10,785	7,461
Federal funds sold and securities purchased under agreements to resell	15,620	950
Securities available for sale	787,308	788,546
Loans held for sale	12,218	25,621
Loans receivable	2,042,069	2,029,753
Allowance for losses on loans	(27,080)	(26,940)
Net loans receivable	2,014,989	2,002,813

Interest receivable	13,524	14,306
Other real estate	6,548	7,152
Premises and equipment	45,071	48,082
Goodwill	67,732	67,732
Other intangible assets	10,090	10,505
Bank owned life insurance	57,581	56,995
Other assets	4,676	4,305

Total assets	$3,119,107	$3,127,009

Liabilities

Deposits:
Non-interest-bearing	$359,848	$345,571
Interest-bearing	1,717,245	1,708,739
Total deposits	2,077,093	2,054,310

Federal Home Loan Bank (FHLB) advances	566,066	609,581
Federal funds purchased and securities sold under agreements to repurchase	121,627	120,706
Guaranteed preferred beneficial interests in subordinated debt	52,000	48,000
Other borrowings	10,067	10,072
Other liabilities	25,796	22,727

Total liabilities	2,852,649	2,865,396

Shareholders’ Equity

Common stock, no par value, authorized shares 30,000,000 issued and outstanding: 16,859,146 and 16,799,472 shares	—	—-
Paid-in-capital	65,818	64,995
Retained earnings	198,967	192,942
Accumulated other comprehensive income	1,673	3,676

Total shareholders’ equity	266,458	261,613

Total liabilities and shareholders’ equity	$3,119,107	$3,127,009

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three-month periods ended March 31,
Dollars in thousands, except per share amounts	2003	2002

Interest Income
Loans receivable and loans held for sale	$34,570	$34,509
Securities available for sale	8,464	10,400
Other	19	7
	43,053	44,916
Interest Expense
Deposits	7,770	8,877
FHLB advances and other borrowings	6,184	6,574
Securities sold under agreements to repurchase	733	1,195
Guaranteed preferred beneficial interests in subordinated debt	1,044	926
	15,731	17,572

Net interest income	27,322	27,344

Provision for losses on loans	1,250	1,700

Net interest income after provision for losses on loans	26,072	25,644

Non-interest Income
Service fees	3,836	3,177
Investment product fees and insurance commissions	427	328
Gain on sale of loans	404	748
Loss on sale of securities available for sale	(2)	—
Bank owned life insurance income	585	—
Other	260	332
	5,510	4,585

Non-interest Expense
Compensation and employee benefits	10,105	9,819
General and administrative	3,903	4,265
Occupancy and equipment	3,201	3,121
Data processing	1,454	1,385
Severance and employment agreements	212	—
Other real estate owned	142	2
	19,017	18,592

Income before income tax expense	12,565	11,637

Income tax expense	4,182	4,073

Net income	$8,383	$7,564

Basic net income per share	$0.50	$0.49

Diluted net income per share	$0.48	$0.48

Dividends declared per share	$0.14	$0.14

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

Dollars in thousands, except share data	Common Stock, no par value Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Debt Related To ESOP	Total
January 1, 2002	15,595,204	$26,757	$172,967	$1,305	$(543)	$200,486
Dividends declared, $0.14 per share			(2,166)			(2,166)
Issuance of common stock:
Stock option plans	56,566	604				604
Purchase and retirement of common stock	(215,896)	(5,117)				(5,117)
ESOP debt repayment	17,707				543	543
Comprehensive income:
Net income			7,564			7,564
Other comprehensive income -
Unrealized loss on securities availablefor sale, net of taxes of $1,444				(2,683)		(2,683)
Total comprehensive income						4,881
March 31, 2002	15,453,581	$22,244	$178,365	$(1,378)	$0	$199,231

January 1, 2003	16,799,472	$64,995	$192,942	$3,676	$0	$261,613
Dividends declared, $0.14 per share			(2,358)			(2,358)
Issuance of common stock:
Stock option plans	163,965	2,401				2,401
Tax deduction on stock option exercises		1,192				1,192
Purchase and retirement of common stock	(104,291)	(2,770)				(2,770)
Comprehensive income:
Net income			8,383			8,383
Other comprehensive income –
Unrealized loss on securities available forsale, net of taxes of $1,080				(2,004)		(2,004)
Reclass adjustment for losses included innet income, net of tax of $1				1		1
Total comprehensive income						6,380
March 31, 2003	16,859,146	65,818	$198,967	$1,673	$0	$266,458

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three-month periods ended March 31,
Dollars in thousands	2003	2002

Operating Activities

Net income	$8,383	$7,564
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,298	1,332
Amortization of intangible assets	414	232
Provision for losses on loans	1,250	1,700
Amortization of premiums and discounts, net	1,246	249
Gain on sale of loans and loan servicing	(404)	(748)
Loss on sale of securities available for sale	2	—
(Gain)/Loss on sale of other real estate	2	(18)
Write-downs on other real estate	50	—
(Gain)/Loss on disposal of premises and equipment	(136)	82
Income from bank owned life insurance	(585)	—
Loan fees deferred, net of amortization	(123)	589
FHLB stock dividends	(875)	(682)
Changes in operating assets and liabilities:
Decrease in interest receivable	776	706
Increase in other assets	(1,114)	(3,760)
Increase in other liabilities	5,680	4,973

Net cash provided by operating activities	$15,864	$12,219

Investing Activities

Purchases of securities available for sale	(251,012)	(92,774)
Proceeds from maturing and principal repayments on securities available for sale	138,210	113,140
Proceeds from sale of securities available for sale	110,614	—
Proceeds from sale of loans	11,069	59,124
Net increase in loans receivable	(11,665)	(67,854)
Proceeds from sale of other real estate	1,864	1,852
Improvements capitalized to other real estate	(213)	(78)
Purchases of premises and equipment	(1,388)	(648)
Proceeds from sales of premises and equipment	3,237	62
Net increase in federal funds sold and securities purchased under agreements to resell	(14,670)	(11,455)

Net cash provided by (used in) investing activities	$(13,954)	$1,369

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) continued

	Three-month periods ended March 31,
Dollars in thousands	2003	2002

Financing Activities

Net increase in deposits	$43,599	$53,589
Net increase (decrease) in certificates of deposit	(20,816)	42,426
Proceeds from FHLB advances, securities sold under agreements to repurchase, and other borrowings	2,073,010	1,201,554
Repayment of FHLB advances, securities sold under agreements to repurchase and other borrowings	(2,115,608)	(1,302,920)
Dividends paid to shareholders	(2,352)	(2,186)
Proceeds from re-issuance of guaranteed subordinated debt	4,373	—
Purchase and retirement of common stock	(2,770)	(5,117)
Issuance of common stock from exercise of stock options	2,402	604

Net cash used in financing activities	(18,162)	(12,050)

Net increase (decrease) in cash and due from banks	(16,252)	1,538

Cash and due from banks
Beginning of period	100,002	58,625

End of period	$83,750	$60,163

Supplemental Disclosures of Cash Flow Information

Cash paid during the period for:
Interest	$15,214	$17,668
Income taxes	95	2,500
Non-cash investing and financing activities:
Loans receivable transferred to other real estate	1,099	1,937
ESOP debt repayment	—	543

See accompanying notes to consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A BASIS OF PRESENTATION

Pacific Northwest Bancorp is a bank holding company incorporated in the state of Washington.  Through its commercial banking subsidiary, Pacific Northwest Bank, a wide range of financial services is offered to businesses and individuals in its market area including investment products available through its subsidiary, Pacific Northwest Financial Services, Inc. and insurance products available through its subsidiary, Pacific Northwest Insurance Agency, Inc.  Pacific Northwest Bank operates 58 Financial Centers in the Pacific Northwest, including the metropolitan areas of Seattle and Bellevue, Washington, and Portland, Oregon, and other areas of western and central Washington.

The unaudited consolidated financial statements include the accounts of Pacific Northwest Bancorp and its wholly owned subsidiaries (collectively PNWB).  As of March 31, 2003, Pacific Northwest Bancorp’s wholly owned subsidiaries were Pacific Northwest Bank, InterWest Capital Trust I and Pacific Northwest Statutory Trust I.  All material inter-company transactions and balances have been eliminated in consolidation.

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation are reflected in the unaudited interim consolidated financial statements.  The consolidated statements of income for the three-month periods ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the full year.  For further information, refer to the consolidated financial statements and footnotes filed on the Form 10-K for the most recent annual period ended December 31, 2002.

NOTE B STOCK BASED COMPENSATION

PNWB accounts for stock-based employee compensation plan using the intrinsic value method prescribed in Accounting Principle Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.”   No stock-based employee compensation cost is reflected in net income, as all stock options are granted at exercise prices not less than the fair value of common stock on the date of grant.  PNWB has elected to apply the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation.”  The following table illustrates the effect on net income and earnings per share if PNWB had applied the fair value recognition provisions of FASB Statement No. 148 to stock-based employee compensation.

		Three-months ended
Dollars in thousands, except per share amounts		March 31, 2003	March 31, 2002

Net income, as reported		$8,383	$7,564
Less:	Total stock-based employee compensation Expense determined under fair value based method for all awards, net of related tax effects	263	394
Pro forma net income		$8,120	$7,170

Earnings per share:
Basic - as reported		$0.50	$0.49
Basic - pro forma		$0.48	$0.46

Diluted - as reported		$0.48	$0.48
Diluted - pro forma		$0.46	$0.45

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

The following table presents the computation of basic and diluted net income per share for the three-month periods ended March 31:

Dollars in thousands, except share and per share amounts	2003	2002

Numerator:

Net income	$8,383	$7,564

Denominator:

Denominator for basic net income per share- Weighted average shares	16,851,985	15,534,568
Effect of dilutive securities:
Stock options	692,352	314,189
Denominator for diluted net income per share- Weighted average shares and assumed conversion of dilutive stock options	17,544,337	15,848,757

Basic net income per share	$0.50	$0.49

Diluted net income per share	$0.48	$0.48

NOTE D BUSINESS SEGMENT INFORMATION

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

On November 13, 2002, PNWB completed the acquisition of Bank of the Northwest (BKNW) and merged BKNW into its commercial bank subsidiary, Pacific Northwest Bank.  BKNW operated five branch offices in the metropolitan Portland market area. On December 9, 2002, PNWB successfully completed the information systems and data conversion of BKNW and all of the five BKNW branches were renamed Pacific Northwest Bank.

As a result of these organizational and system changes, the financial information that is used by the chief operating decision maker in allocating resources and assessing performance is only provided for one reportable segment for the three-month periods ended March 31, 2003 and 2002.

NOTE E SECURITIES PLEDGED UNDER AGREEMENTS TO REPURCHASE

PNWB has sold certain securities of the U.S. government and its agencies and other approved investments under agreements to repurchase.  The securities sold were classified as securities available for sale with an estimated fair value of $73.7 million and $82.2 million as of March 31, 2003 and December 31, 2002, respectively.

NOTE F OFF BALANCE SHEET LOAN COMMITTMENTS

As of March 31, 2003, PNWB had $237,957,000 in real estate loan commitments to extend credit.  Other loan commitments to extend credit, which include commercial and consumer lines of credit, totaled $499,040,000 as of March 31, 2003.  Outstanding commitments to extend credit under standby letters of credit and commercial letters of credit totaled $63,645,000 and $17,290,000 as of March 31, 2003.

NOTE G ACCOUNTING CHANGES

In January 2003, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure”. SFAS No. 148 amends FASB Statement No. 123 “Accounting for Stock-Based Compensation” and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of Statement 123 to require more prominent and quarterly disclosures in financial statements about the effects of stock-based compensation.  SFAS No. 148 became effective immediately for fiscal years ending after December 15, 2002.  The adoption of this statement affected the disclosures in PNWB’s consolidated financial statements; however, it had no material impact on PNWB’s financial condition or results of operations.

In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to when a plan is developed as required by EITF Issue No. 94-3.  SFAS No. 146 became effective on January 1, 2003.  The adoption of SFAS No. 146 had no material impact on PNWB’s financial condition or results of operations.

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

Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include, but are not limited to, the following:  changes in general economic conditions and economic conditions in the geographic areas in which PNWB operates which may affect, among other things, the level of nonperforming loans, charge-offs, and provision expense; changes in the interest rate environment which may reduce interest margins and impact funding sources; litigation liabilities, including costs, expenses, settlements and judgments; changes in tax laws, rules and regulations as well as Internal Revenue Service (IRS) or other governmental agencies’ interpretations thereof; legislative, regulatory and accounting changes affecting the banking and financial services industry; competition with other local, regional and national banks, thrifts, credit unions and other non-bank financial institutions; ability to grow core businesses; ability to develop and introduce new banking-related products, services and enhancements and gain market acceptance of such products; mergers and acquisitions and their integration into PNWB; and management’s ability to manage these and other risks.

OVERVIEW

Headquartered in Seattle, WA, Pacific Northwest Bancorp is a Washington based bank holding company providing financial services through its commercial banking subsidiary, Pacific Northwest Bank.  Pacific Northwest Bank operates 58 Financial Centers in the Pacific Northwest, including the metropolitan areas of Seattle and Bellevue, Washington, and Portland, Oregon, and other areas of western and central Washington. Pacific Northwest Bank offers a wide range of financial services to businesses and individuals in its market area, including investment products available through its subsidiary, Pacific Northwest Financial Services, Inc. and insurance products available through its subsidiary, Pacific Northwest Insurance Agency, Inc. As part of the migration to a commercial bank, PNWB has made significant progress in restructuring its balance sheet since mid-2000 so that it is more reflective of a commercial bank.

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

RESULTS OF OPERATIONS

PNWB had net income of $8.4 million for the three-month period ended March 31, 2003, compared to $7.6 million for the three-month period ended March 31, 2002.  Diluted net income per share was $0.48 for the three-month periods ended March 31, 2003 and 2002. PNWB’s return on average shareholders’ equity was 12.64 percent for the three-month period ended March 31, 2003, compared to 15.06 percent for the three-month period ended March 31, 2002.  PNWB’s return on average assets was 1.08 percent for the three-month period ended March 31, 2003, compared to 1.11 percent for the three-month period ended March 31, 2002.

The following table summarizes net income, net income per share and key financial ratios for the three-month periods ended March 31:

Dollars in thousands, except per share amounts	2003	2002

Net income	$8,383	$7,564

Basic net income per share	$0.50	$0.49

Diluted net income per share	$0.48	$0.48

Return on average shareholders’ equity	12.64%	15.06%

Return on average assets	1.08%	1.11%

Net interest margin	3.88%	4.26%

Efficiency ratio	57.92%	58.23%

Net Interest Income  |PNWB’s net income is significantly affected by changes in net interest income, which is the interest income received on loans receivable and other interest-earning assets less the interest expense on deposits and borrowings. PNWB’s net interest income is sensitive to changes in interest rates.  Net interest income before the provision for losses on loans were $27.3 million for both the three-month periods ended March 31, 2003 and March 31, 2002.

Net interest margin, which is net interest income divided by average interest-earning assets, was 3.88 percent for the three-month period ended March 31, 2003, compared to 4.26 percent for the three-month period ended March 31, 2002. Net interest margin decreased as a result of PNWB’s asset sensitive position in the low and decreasing interest rate environment during the past year.  Loans repriced at lower rates and the proceeds from investments that matured, were called or prepaid were reinvested at lower yields.  The decrease in net interest margin was also a result of management’s implementation of the bank owned life insurance (BOLI) strategy in April of 2002.

Interest income was $43.1 million for the three-month period ended March 31, 2003, compared to $44.9 million for the three-month period ended March 31, 2002. This decrease was primarily due to lower yields earned on loans and securities, partially offset by increases in volume from the first quarter of 2002. The yield on interest-earning assets was 6.11 percent and 7.00 percent for the three-month periods ended March 31, 2003 and, 2002, respectively.

Interest expense was $15.7 million for the three-month period ended March 31, 2003, compared to $17.6 million for the three-month period ended March 31, 2002.  The decrease in interest expense was primarily due to a decrease in the cost of funds as a result of reductions of market interest rates and management’s restructuring of the funding base.  The average balances of lower-costing deposits increased while the higher-costing borrowings decreased from the first quarter of 2003.  The cost of funds was 2.55 percent for the three-month period ended March 31, 2003, compared to 3.13 percent for the same period in 2002.

Average Rates and Balances | The following table indicates the average balance and average interest rates earned or paid, interest rate spread and net interest margin for the three-month periods ended March 31:

	2003		2002
Dollars in thousands	Average Balance	Rate	Average Balance	Rate

Loans receivable and loans held for sale	$2,028,899	6.86%	$1,839,789	7.56%
Securities held to maturity and other interest-earning assets	805,164	4.21%	742,558	5.61%
Total interest-earning assets	2,834,063	6.11%	2,582,347	7.00%

Interest-bearing deposits	1,680,221	1.88%	1,387,649	2.59%
FHLB advances, securities sold under agreements to repurchase and other borrowings	826,399	3.91%	887,330	3.97%

Total interest-bearing liabilities	2,506,620	2.55%	2,274,979	3.13%

Non-interest-bearing deposits	$302,717		$226,639

Net interest spread		3.56%		3.87%
Net interest margin		3.88%		4.26%

The following table provides information on changes in net interest income for the periods that are attributable to changes in interest rates and changes in volume:

Three-month periods March 31, 2003 to 2002

Increase  (Decrease)

Due to changes in

Dollars in thousands	Rate	Volume	Total

Interest-earning assets

Loans receivable and loans held for sale	$(3,355)	$3,416	$61

Securities available for sale, securities held to maturity and other interest-earning assets	(2,748)	824	(1,924)

Total net change in income on interest-earning assets	(6,103)	4,240	(1,863)

Interest-bearing liabilities

Interest-bearing deposits	2,793	(1,686)	1,107

FHLB advances, securities sold under agreement to repurchase and other borrowings	138	596	734

Total net change in expense on interest-bearing liabilities	2,931	(1,090)	1,841

Net change in net interest income	$(3,172)	$3,150	$(22)

Provision for losses on loans | The provision for losses on loans was $1.3 million for the three-month period ended March 31, 2003, compared to $1.7 million for the three-month period ended March 31, 2002. The level of the provision was based on management’s evaluation about the current Pacific Northwest regional economy and its resulting impact on the loan portfolio. The level of provision was lower than the first quarter of 2002 as a result of our quarterly assessment of the risk inherent within our loan portfolio in consideration with the level of the allowance for losses on loans. Management continues to assess the level of the provision for loan losses based on the known and inherent risk characteristics in the loan portfolio.  These risk characteristics include changes in the size and composition of the loan portfolio, delinquency levels, actual loan loss experience, detailed analysis of individual loans for which full collectibility may not be assured, and current economic conditions in PNWB’s market area.

Non-interest Income | Non-interest income was $5.5 million for the three-month period ended March 31, 2003, compared to $4.6 million for the three-month period ended March 31, 2002.  The increase was primarily due to income from BOLI that management obtained in April 2002, and higher service fees, partially offset by decreased gain on sale of loans.

During the second quarter of 2002, PNWB implemented the financial strategy to purchase $50.0 million of BOLI on certain key employees. PNWB is the beneficiary of these BOLI contracts and the proceeds from the death benefit payments will be used to offset the cost of employee benefits. In addition, PNWB added another $5.3 million of BOLI through the BKNW acquisition in November 2002. BOLI income was $585,000 for the first quarter of 2003, which represented tax-exempt income from BOLI during that period.

Service fees increased to $3.8 million from $3.2 million for the same quarter in 2002 primarily as a result of the Bank of the Northwest acquisition completed November 13, 2002.  The increase in non-interest income was partially offset by a decrease in gain on sale of loans. This decrease was due to the outsourcing of the residential mortgage lending function beginning in the first quarter of 2003. This was done to reduce mortgage banking business risk and improve operational efficiencies.  As a result, PNWB expects gain on sale of loans to decrease further for the remainder of 2003.

Non-interest Expense | Non-interest expense was $19.0 million for the three-month period ended March 31, 2003, compared to $18.6 million for the three-month period ended March 31, 2002. The increase from prior periods were primarily due to higher compensation expense as a result of the Bank of the Northwest acquisition and increased expenses related to severance and employment agreements, partially offset by lower mortgage banking related expenses.

General and administrative expenses was $3.9 million for the quarter ended March 31, 2003, compared to $4.3 million for the quarter ended March 31, 2002. The decrease from the first quarter of 2002 was primarily due to lower mortgage banking related expenses and management’s initiatives to increase operational efficiencies.

The efficiency ratio is computed by dividing total operating expenses by net interest income and non-interest income.  An increase in the efficiency ratio indicates that more resources are being utililized to generate the same volume of income while a decrease would indicate a more efficient allocation of resources.  The efficiency ratio for the three-month period ended March 31, 2003 was 57.9 percent, compared to 58.2 percent for the three-month period ended March 31, 2002.

Income Tax Expense | Income tax expense was $4.2 million for the three-month period ended March 31, 2003, compared to $4.1 million for the three-month period ended March 31, 2002.  The effective tax rate was 33.3 percent and 35.0 percent for the three-month periods ended March 31, 2003 and 2002, respectively.  The decrease in effective tax rate from 2002 was primarily due to the increase in tax-exempt income from BOLI.

REVIEW OF FINANCIAL CONDITION

PNWB’s consolidated assets were $3.12 billion as of March 31, 2003, compared to $3.13 billion as of December 31, 2002.

Securities | As of March 31, 2003, PNWB had $787.3 million of securities available for sale, compared to $788.5 million as of December 31, 2002.

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

Securities classified as available for sale are reported at estimated fair value, with unrealized gains (net of income taxes) reported in accumulated other comprehensive income, a separate component of shareholders’ equity. Periodically management assesses the gross unrealized losses in the securities portfolio and determines whether the losses were temporary or other than temporary. During this process, PNWB considers (1) recent performance of the security, (2) the credit rating of the security, (3) the amount of credit support available for the security, if any, (4) circumstances contributing to the decline in value, (5) the length of time and extent to which the fair value has been less than cost or carrying value, and (6) the intent and ability of PWNB to retain the investment for a period of time sufficient to allow for anticipated recovery.   In consideration of the above factors, management deems the gross unrealized losses in PNWB’s securities portfolio as of March 31, 2003 to be temporary.

Loans Held for Sale | Loans held for sale totaled $12.2 million as of March 31, 2003 compared to $25.6 million as of December 31, 2002.  Loans held for sale are primarily single-family mortgage loans, construction loans and, to a much less extent, loans originated under the Small Business Administration program.  Loans held for sale are carried at the lower of cost or estimated fair value in aggregate.  Loans held for sale are typically sold to other financial institutions. The significant decrease from December 31, 2002 is due to loans sold during the first quarter of 2003 and more resources being focused on the transition of single-family mortgage loan origination to an outsourcing model.

Net Loans Receivable | Net loans receivable were $2.01 billion as of March 31, 2003, compared to $2.00 billion as of December 31, 2002.  We continue to experience moderate growth in the commercial loan portfolio despite the sluggish economic conditions in our market area.

Total commercial loans outstanding were $1.44 billion or 70.2 percent of the loan portfolio as of March 31, 2003, compared to $1.39 billion or 68.3 percent as of December 31, 2002. The first quarter growth in the commercial loan portfolio was primarily in the commercial real estate loan category.

Single-family residential mortgage loans outstanding totaled $201.5 million as of March 31, 2003 compared to $231.2 million as of December 31, 2002.  The decrease was primarily due to early payoffs associated with the current interest rate environment and management’s decision not to retain single-family mortgage loans in our loan portfolio.

The following table sets forth the composition of PNWB’s loan portfolio by type as of the dates indicated:

Dollars in thousands	March 31, 2003	December 31, 2002

Commercial loans:
Commercial	$555,232	$571,283
Commercial real estate	835,322	770,413
Agriculture	50,053	51,653
Total commercial loans:	1,440,607	1,393,349

Single-family residential	201,522	231,232
Real estate construction	274,828	274,581
Consumer loans	134,103	139,784
	2,051,060	2,038,946
Less:
Allowance for losses on loans	27,080	26,940
Deferred loan fees and discounts	9,025	9,193
Net loans receivable	$2,014,955	$2,002,813

Non-performing Assets | Loans are generally placed on non-accrual when they become past due over 90 days, or 120 days if they are single-family mortgage loans, or when the collection of interest or principal is considered unlikely.  Loans past due over 90 or 120 days that are not on non-accrual status must be well-secured by tangible collateral and in the process of collection.  PNWB does not return a loan to accrual status until it is brought current with respect to both principal and interest and future principal payments are no longer in doubt.  When a loan is placed on non-accrual status, any previously accrued and uncollected interest is reversed from interest income.  PNWB performs a review of its loan portfolio for weaknesses in credit quality on an ongoing basis to identify problem loans.  This review results in internal loan classifications based on risk characteristics and loan performance.  The overall objective of this review process is to identify trends in the credit quality of the loan portfolio and to determine the level of loss exposure to evaluate the need for an adjustment to the allowance for losses on loans.

Non-accrual loans totaled $12.2 million as of March 31, 2003 compared to $11.9 million as of December 31, 2002. Other real estate was $6.5 million as of March 31, 2003 compared to $7.2 million as of December 31, 2002. Total non-performing assets, including non-accrual loans and other real estate, totaled $18.7 million or 0.60 percent of consolidated assets as of March 31, 2003, compared to $19.1 million or 0.61 percent of consolidated assets as of December 31, 2002.

The following table summarizes non-performing assets as of the dates indicated:

Dollars in thousands	March 31, 2003	December 31, 2002

Non-accrual loans

Commercial loans:
Commercial	$5,924	$5,562
Commercial real estate	755	657
Agriculture	1,103	1,658
Total commercial loans:	7,782	7,877

Single-family residential	3,825	3,733
Real estate construction	363	130
Consumer loans	190	173

Total non-accrual loans	12,160	11,913

Other real estate	6,548	7,152

Total non-performing assets	$18,708	$19,065

Allowance for Losses on Loans | The allowance for losses on loans was $27.1 million or 1.33 percent of loans receivable as of March 31, 2003, compared to $26.9 million or 1.33 percent of loans receivable as of December 31, 2002.  Net loan charge-offs were $1.1 million or 0.22 percent (annualized) of the average balance of loans outstanding for the three-month period ended March 31, 2003, compared to $783,000 or 0.16 percent (annualized) of the average balance of loans outstanding for the three-month period ended December 31, 2002.

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

PNWB’s allowance for losses on loans is allocated to specific loans, certain loan categories based on the relative risk characteristics, asset classifications and actual loss experience of the loan portfolio.  Although the allocation of the allowance for losses on loans is an important credit management tool, the entire allowance for losses on loans is available for the entire loan portfolio.  Management reviewed the allocations in the various loan categories and believes the allowance for losses on loans was adequate as of March 31, 2003.

The following tables summarize the activity in allowance for losses on loans during the three-month periods ended March 31:

Dollars in thousands	2003	2002

Allowance as of beginning of period	$26,940	$20,123

Provision for losses on loans	1,250	1,700

Recoveries	142	129

Charge-offs	(1,252)	(853)

Allowance as of end of period	$27,080	$21,099

Goodwill and Other Intangible Assets | Goodwill and other intangible assets totaled $77.8 million or 2.50 percent of total assets and 29.2 percent of total shareholder’s equity as of March 31, 2003. Goodwill and other intangible assets totaled $78.2 million or 2.50 percent of total assets and 29.9 percent of total shareholder’s equity as of December 31, 2002. The decrease in goodwill and other intangible assets is due to amortization of mortgage servicing intangibles and core deposit intangibles.

Goodwill arising from acquisitions represents the excess of the purchase price over the estimated fair value of net assets acquired. Prior to 2002, goodwill was amortized using the straight-line method over periods not exceeding twenty years.  Effective January 1, 2002, upon adoption of SFAS No. 142 “Accounting for Goodwill and Other Intangible Assets”, PNWB no longer amortizes its goodwill. PNWB reviews its goodwill for impairment annually or more frequently if impairment indicators arise.

Other intangible assets consist of core deposit intangibles and mortgage servicing rights, and are amortized using straight-line and accelerated methods over periods not exceeding twenty years.  Mortgage servicing rights are capitalized when acquired either through the purchase or origination of loans that are subsequently sold or securitized with the servicing rights retained.  The estimated fair value of mortgage servicing rights at the date of the sale of loans is determined based on the discounted present value of expected future cash flows using key assumptions for servicing income and costs and prepayment rates on the underlying loans. The estimated fair value is periodically evaluated for impairment by comparing actual cash flows and estimated future cash flows from the servicing assets to those estimated at the time servicing assets were originated.  Mortgage servicing rights are amortized as an offset to service fees in proportion to and over the period of estimated net servicing income.

Goodwill and other intangible assets consisted of the following as of the dates indicated:

Dollars in thousands	March 31, 2003	December 31, 2002

Goodwill	$67,732	$67,732
Mortgage servicing intangibles	703	836
Core deposit intangibles	9,387	9,669
	$77,822	$78,237

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

Non-interest-bearing deposits were $359.8 million as of March 31, 2003 compared to $345.6 million as of December 31, 2002.  Non-interest-bearing deposits represented 17.3 percent and 16.8 percent of total deposits as of March 31, 2003 and December 31, 2002, respectively.  Interest-bearing transaction accounts (which include interest-bearing checking, money market and savings accounts) totaled $933.3 million as of March 31, 2003 compared to $904.0 million as of December 31, 2002.  Interest-bearing transaction accounts represented 44.9 percent of total deposits as of March 31, 2003, compared to 44.0 percent as of December 31, 2002.

Certificates of deposit totaled $783.9 million as of March 31, 2003, compared to $804.7 million as of December 31, 2002.  Certificates of deposit represented 37.7 percent of total deposits as of March 31, 2003, compared to 39.2 percent as of December 31, 2002. The increase in the core deposit balances (which include non-interest bearing and non-interest bearing transactional accounts) and the decrease in certificate of deposit balance reflect management’s efforts to restructure the deposit portfolio as a means to reduce the costs of funds.

The following table sets forth the balances of deposits by account type as of the dates indicated:

Dollars in thousands	March 31, 2003	December 31, 2002

Non-interest-bearing deposits	$359,848	$345,571
Interest-bearing checking accounts	267,803	263,591
Money market accounts	554,826	531,698
Savings accounts	110,703	108,721
Certificates of deposit	783,913	804,729

Total	$2,077,093	$2,054,310

FHLB Advances and Securities Sold Under Agreements to Repurchase | PNWB borrows through advances from the Federal Home Loan Bank (FHLB) and securities sold under agreements to repurchase with third parties. These borrowing sources totaled $687.7 million as of March 31, 2003 compared to $730.3 million as of December 31, 2002.  The need for this type of borrowings decreased primarily as a combined result of the increase in deposits.

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

Other borrowings  | Other borrowings were $10.1 million as of March 31, 2003 and 2002.  The balances were comprised primarily of notes from another financial institution. This borrowing qualifies as Tier II capital under the capital guidelines of the Federal Reserve Board.

Guaranteed Preferred Beneficial Interests in Subordinated Debt  | On September 26, 2002, $12 million of Capital Securities were issued by Pacific Northwest Statutory Trust I (the Trust).  The Trust is a business trust organized in September 2002, and Bancorp owns 100 percent of the common equity of the Trust.  The proceeds of the offering were invested by the Trust in junior subordinated debentures of Pacific Northwest Bancorp.  The debentures held by the Trust are the sole assets of Pacific Northwest Statutory Trust I.  The Capital Securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures.  The debentures will not mature earlier than September 26, 2007, and not later than September 26, 2012. The interest rate on the Capital Securities is based upon three-month LIBOR plus 3.55 percent and adjusts on a quarterly basis.  As of March 31, 2003, the interest rate on the Capital Securities was 4.84 percent.  Pacific Northwest Bancorp entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees.  The Capital Securities qualify as Tier I capital under the capital guidelines of the Federal Reserve Board.

On November 15, 1999, $40,000,000 of 9.875 percent Capital Securities were issued by InterWest Capital Trust I (the Trust I).  The Trust I is a business trust organized in November 1999, and Bancorp owns 100 percent of the common equity of the Trust I.  The proceeds of the offering were invested by the Trust I in junior subordinated debentures of Bancorp.  The debentures held by the Trust I are the sole assets of the Trust I. At the Bancorp’s option, the debentures will not mature earlier than November 15, 2009, and not later than November 15, 2029.  After November 15, 2019, the debentures can be redeemed at par value. Distributions on the capital securities issued by the Trust I are payable semiannually at 9.875 percent per annum, which is equal to the interest rate being earned by the Trust I on the debentures it held.  The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. Bancorp has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees. The capital securities qualify as Tier I capital under the capital guidelines of the Federal Reserve Board.  Pacific Northwest Bancorp purchased $4.0 million of the capital securities (guaranteed subordinated debt) during 2002 and the $4.0 million capital securities were subsequently reissued at a premium of $372,500 during the first quarter of 2003.  The premium will be amortized using the straight-line method through November 9, 2009.

Shareholders’ Equity | PNWB is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors.  PNWB manages various capital levels at both the holding company and subsidiary bank level to maintain adequate capital ratios and levels in accordance with external regulations and capital guidelines established by the Board of Directors.

On January 28, 2003, the Board of Directors of Pacific Northwest Bancorp authorized the purchase of up to five percent of Pacific Northwest Bancorp’s outstanding shares of common stock over the next twelve months.  As of March 31, 2003 PNWB repurchased, on the open market, a total of 104,291 shares at an average price of $27.56.

There were 15,453,581 shares of common stock outstanding at March 31, 2002. At December 31, 2002 there were 16,799,472 shares of common stock outstanding. During the fourth quarter of 2002, Bancorp issued approximately 1.7 million shares of Bancorp common stock as part of the Northwest merger consideration and this increased Bancorp’s shareholders’ equity by approximately $57.0 million. There was an additional 217,000 shares issued during 2002 related to stock option plans. These increases were partially offset by stock repurchases of approximately 781,000 shares during 2002.

PNWB’s total shareholders’ equity was $266.5 million as of March 31, 2003, compared to $261.6 million as of December 31, 2002.  The increase in shareholders’ equity during the first three months of 2003 was primarily due to net income of $8.3 million, stock issued under stock option plans of $2.4 million, a tax deduction on stock option exercises of $1.2 million, offset by the decrease in the estimated fair value of securities available for sale of $2.0 million (net of tax), cash dividends declared of $0.14 per share or $2.4 million, and repurchases of common stock totaling $2.8 million.  Book value per share was $15.80 as of March 31, 2003, compared to $15.57 as of December 31, 2002.

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

Pacific Northwest Bancorp is subject to risk-based capital guidelines issued by the FRB, which establish a risk-adjusted ratio relating capital to different categories of assets.  Tier I capital is comprised of shareholders’ equity and guaranteed preferred beneficial interests in subordinated debt less certain intangibles, and excludes the equity impact of adjusting securities available for sale to estimated fair value. Total capital is Tier I capital, the allowance for losses on loans and certain long-term debt that qualifies for inclusion as regulatory capital.  The FRB’s risk-based capital rules have been supplemented by a leverage capital ratio, defined as Tier I capital to adjusted quarterly average total assets.  As of March 31, 2003, under the FRB’s capital guidelines, PNWB’s levels of consolidated regulatory capital exceeded the FRB’s well-capitalized requirements.  The capital amounts and ratios for Pacific Northwest Bancorp and Pacific Northwest Bank as of March 31, 2003 and December 31, 2002, are presented in the following table:

CAPITAL RATIOS

	Amount		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2003 -

Pacific Northwest Bancorp:
Total capital (to risk-weighted assets)	$274,826	11.31%	$194,349	8.0%	$242,937	10.0%
Tier I capital (to risk-weighted assets)	237,360	9.77%	97,175	4.0%	145,762	6.0%
Tier I capital (to average assets)	237,360	7.85%	120,908	4.0%	151,135	5.0%

Pacific Northwest Bank:
Total capital (to risk-weighted assets)	$267,321	11.09%	$192,762	8.0%	$240,953	10.0%
Tier I capital (to risk-weighted assets)	239,850	9.95%	96,381	4.0%	144,572	6.0%
Tier I capital (to average assets)	239,850	7.94%	120,791	4.0%	150,988	5.0%

December 31, 2002

Pacific Northwest Bancorp:
Total capital (to risk-weighted assets)	$264,965	11.03%	$192,262	8.0%	$240,328	10.0%
Tier I capital (to risk-weighted assets)	227,653	9.47%	96,131	4.0%	144,197	6.0%
Tier I capital (to average assets)	227,653	7.77%	117,201	4.0%	146,502	5.0%

Pacific Northwest Bank:
Total capital (to risk-weighted assets)	$257,462	10.80%	$190,747	8.0%	$238,434	10.0%
Tier I capital (to risk-weighted assets)	230,150	9.65%	95,374	4.0%	143,060	6.0%
Tier I capital (to average assets)	230,150	7.87%	116,902	4.0%	146,128	5.0%

As of March 31, 2003, Pacific Northwest Bancorp and Pacific Northwest Bank were in compliance with well-capitalized capital requirements. Management believes that under the current regulations the Bank and the Bancorp will continue to meet well-capitalized capital requirements in the foreseeable future.  However, events beyond the control of the Bank and Bancorp, such as a downturn in the economy in areas where Pacific Northwest Bank has most of its loans, could adversely affect future earnings and, consequently, the ability of Pacific Northwest Bank to meet future well-capitalized capital requirements.

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

The analysis of liquidity also includes a review of PNWB’s consolidated statement of cash flows for the three-month period ended March 31, 2003.  The consolidated statement of cash flows details PNWB’s operating, investing and financing activities during the period.  The most significant items under operating activities include net income of $8.4 million for the three-month period ended March 31, 2003, an increase in other assets of $1.1 million, and an increase in accrued expenses and other liabilities of $5.7 million.  Also included in operating activities are the add-back of non-cash depreciation, amortization of intangible assets, provision for losses of loans, and amortization of premium on investments totaling $4.2 million. Investing activities included purchases of securities available for sale of $251.0 million, proceeds from maturing and principal repayments on securities available for sale of $138.2 million, and proceeds from sale of securities available for sale of $110.6 million. During the period, financing activities included $42.6 million in borrowing repayments, net of borrowing proceeds, a $22.8 million net increase in deposits, $4.4 million of cash proceeds from re-issuance of guaranteed subordinated debt, and $2.4 million paid in cash dividends to shareholders.

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

For further information on interest rate risk, reference is made to the sections “Net Interest Income” and “Average Rates and Balances” in Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations contained in this quarterly report on Form 10-Q.  Information regarding the expected maturities of financial assets and financial liabilities has not changed materially from disclosures made in the Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

PNWB, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2003 (the “Evaluation Date”).  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that PNWB’s disclosure controls and procedures were effective for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

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

Items 2, 3, 4 and 5 are not applicable and have been omitted.

Item 6        Exhibits and Reports on Form 8-K

(a)          Exhibits

3.1	Articles of Incorporation of Pacific Northwest Bancorp (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).
3.2	Bylaws of Pacific Northwest Bancorp (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).
3.3	Amendment to the Bylaws of Pacific Northwest Bancorp (incorporated by reference to Exhibit 3.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
10	Material contracts of Pacific Northwest Bancorp (incorporated by reference to Exhibits 10.1 through 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.30	First Amendment to Employment Agreement entered into between Pacific Northwest Bancorp and Kim S. Brace is filed with this report.
10.31	Severance/Change of Control Agreement entered into between Pacific Northwest Bancorp and Joseph H. Ward is filed with this report.
10.32	Pacific Northwest Bancorp 2003 Long-Term Stock Incentive Plan is filed with this report.
10.33	Amendment to Severance Pay and Change in Control Agreement entered into between Pacific Northwest Bancorp and Bette J. Floray.
10.34	Amendment to Severance Pay and Change in Control Agreement entered into between Pacific Northwest Bancorp and David H. Straus
99.1

Certifications of Patrick M. Fahey, Chief Executive Officer, and Bette J. Floray, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                  Reports on Form 8-K

PNWB filed a current report on Form 8-K on January 24, 2003. The report included under Items 5 and 7 of Form 8-K a press release announcing PNWB’s 2002 financial results and unaudited consolidated financial statements for the three- and twelve-month periods ended December 31, 2002.

PNWB filed a current report on Form 8-K on January 30, 2003. The report included under Item 5 of Form 8-K a press release announcing that the Board of Directors of Pacific Northwest Bancorp authorized the purchase in the open market, over the next twelve months, of up to 5 percent of its outstanding shares of common stock.

PNWB filed a current report on Form 8-K on March 3, 2003. The report included under Item 5 of Form 8-K announcing executive management changes including the appointment of David H. Straus to the position of President and Chief Operating Officer of Pacific Northwest Bancorp’s principal subsidiary Pacific Northwest Bank. Mr. Fahey will continue as the Chairman and Chief Executive Officer of the Bank.

PNWB filed a current report on Form 8-K on March 27, 2003. The report included under Item 5 of Form 8-K announcing that on April 18, 2003 Stephen M. Walden will step down as Chairman of the Board of Pacific Northwest Bancorp, but will continue as a Director. Meanwhile, the Board appointed Patrick M. Fahey to the role of Chairman of the Board of Pacific Northwest Bancorp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC NORTHWEST BANCORP

	By:	/s/ Patrick M. Fahey
Patrick M. Fahey
President and Chief Executive Officer

/s/ Bette J. Floray
Bette J. Floray
Executive Vice President and Chief Financial Officer

Dated: May 7, 2003

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

Date: May 7, 2003

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

Date: May 7, 2003

/s/ Bette J. Floray
Bette J. Floray,
Executive Vice President and Chief
Financial Officer