Form 10-Q
period 2003-06-30
PACIFIC NORTHWEST BANCORP
filed 2003-08-12
CIK 949504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended June 30, 2003

or

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

As of July 30, 2003 17,115,390 shares of common stock were outstanding with no par value.

PACIFIC NORTHWEST BANCORP

PART I. FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

Dollars in thousands	June 30, 2003	December 31, 2002
	(UNAUDITED)

Assets

Cash and due from banks
Non-interest bearing	$73,084	$92,541
Interest-bearing	8,300	7,461
Federal funds sold and securities purchased under agreements to resell	27,975	950
Securities available for sale	738,335	788,546
Loans held for sale	13,822	25,621
Loans receivable	2,046,318	2,029,753
Allowance for losses on loans	(27,433)	(26,940)
Net loans receivable	2,018,885	2,002,813

Interest receivable	13,523	14,306
Other real estate	6,323	7,152
Premises and equipment	44,449	48,082
Goodwill	67,732	67,732
Other intangible assets	9,678	10,505
Bank owned life insurance (BOLI)	58,118	56,995
Other assets	3,966	4,305

Total assets	$3,084,190	$3,127,009

Liabilities

Deposits:
Non-interest bearing	$395,459	$345,571
Interest-bearing	1,649,628	1,708,739
Total deposits	2,045,087	2,054,310

Federal Home Loan Bank (FHLB) advances	557,171	609,581
Federal funds purchased and securities sold under agreements to repurchase	130,257	120,706
Guaranteed preferred benefical interests in subordinated debt	52,000	48,000
Other borrowings	10,063	10,072
Other liabilities	15,716	22,727

Commitments and contingencies	—	—

Total liabilities	2,810,294	2,865,396

Shareholders’ Equity

Common stock, no par value, authorized shares 30,000,000 issued and outstanding: 17,081,478 and 16,799,472 shares	—	—
Paid-in-capital	69,681	64,995
Retained Earnings	204,794	192,942
Accumulated other comprehensive income/(loss)	(579)	3,676

Total shareholders’ equity	273,896	261,613

Total liabilities and shareholders’ equity	$3,084,190	$3,127,009

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

For the three- and six-month periods ended June 30, 2003 and 2002

	Three-month periods		Six-month periods
Dollars in thousands, except per share amounts	2003	2002	2003	2002

Interest Income
Loans receivable and loans held for sale	$33,930	$34,548	$68,500	$69,057
Securities available for sale	6,708	10,391	15,172	20,791
Other	33	67	52	74
	40,671	45,006	83,724	89,922

Interest Expense
Deposits	7,423	9,744	15,192	18,621
FHLB advances and other borrowings	6,190	6,331	12,375	12,905
Securities sold under agreements to repurchase	692	996	1,426	2,191
Guaranteed preferred beneficial interests in subordinated debt	1,037	901	2,081	1,827
	15,342	17,972	31,074	35,544

Net interest income	25,329	27,034	52,650	54,378

Provision for losses on loans	1,250	1,700	2,500	3,400

Net interest income after provision for losses on loans	24,079	25,334	50,150	50,978

Non-interest Income
Service fees	4,150	3,281	7,986	6,458
Investment product fees and insurance commissions	384	508	811	836
Gain on sale of loans	142	707	546	1,455
Gain on sale of securities available for sale	247	40	245	40
Bank owned life insurance income	538	499	1,122	499
Other	250	329	510	661
	5,711	5,364	11,220	9,949

Non-interest Expense
Compensation and employee benefits	9,631	9,977	19,524	19,796
General and administrative	3,892	4,292	7,996	8,557
Occupancy and equipment	3,279	3,042	6,480	6,163
Data processing	1,490	1,397	2,944	2,782
Severance and employment agreements	(619)	—	(407)	—
Conversion and integration	176	—	127	—
Other real estate owned	194	8	336	10
	18,043	18,716	37,000	37,308

Income before income tax expense	11,747	11,982	24,370	23,619

Income tax expense	3,527	4,070	7,768	8,143

Net income	$8,220	$7,912	$16,602	$15,476

Basic net income per share	$0.48	$0.52	$0.98	$1.00

Diluted net income per share	$0.47	$0.50	$0.95	$0.98

Dividends declared per share	$0.14	$0.14	$0.28	$0.28

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

Dollars in thousands, except per share data	Common Stock, no par value Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Debt Related to ESOP	Total
January 1, 2002	15,595,204	$26,757	$172,967	$1,305	$(543)	$200,486

Dividends declared, $0.28 per share			(4,335)			(4,335)

Issuance of common stock:
Stock option plans	113,926	1,497				1,497

Purchase and retirement of common stock	(532,621)	(14,435)				(14,435)

ESOP debt repayment	17,664				543	543

Comprehensive income:
Net income			15,476			15,476

Unrealized gain on securities available for sale, net of taxes of $1,540				2,859		2,859

Reclassification adjustment for gains included in net income, net of taxes				(40)		(40)
Total comprehensive income *			15,476	2,819	—	18,295
June 30, 2002	15,194,173	$13,819	$184,108	$4,124	$—	$202,051

Dollars in thousands, except per share data	Common Stock, no par value Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Debt Related to ESOP	Total
January 1, 2003	16,799,472	$64,995	$192,942	$3,676	$—	$261,613

Dividends declared, $0.28 per share			(4,750)			(4,750)

Issuance of common stock:
Stock option plans	386,297	5,876				5,876

Tax deduction on stock option exercises		1,580				1,580

Purchase and retirement of common stock	(104,291)	(2,770)				(2,770)

Comprehensive income:
Net income			16,602			16,602

Unrealized loss on securities available for sale, net of taxes of $1,080				(4,256)		(4,256)

Reclassification adjustment for gains included in net income, net of taxes				1		1
Total comprehensive income *			16,602	(4,255)	—	12,348
June 30, 2003	17,081,478	$69,681	$204,794	$(579)	$—	$273,896

* Total comprehensive income for the three months ended June 30, 2003 and 2002 was $5,967 and $13,414, respectively.

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six-month periods ended June 30,
Dollars in thousands	2003	2002

Operating Activities

Net income	$16,602	$15,476
Adjustments to reconcile net income to net cash provided cash provided by operating activities:
Depreciation	2,601	2,638
Amortization of intangible assets	827	458
Provision for losses on loans	2,500	3,400
Amortization of premiums and discounts, net	3,213	946
Gain on sale of mortgage banking assets	(546)	(1,455)
(Gain)/Loss on sale of securities available for sale	106	(40)
(Gain)/Loss on sale of other real estate	(44)	35
Write-downs on other real estate	205	32
(Gain)/Loss on disposal of premises and equipment	(221)	82
Income from bank owned life insurance	(1,122)	(499)
Loan fees deferred, net of amortization	(364)	602
FHLB stock dividends	(1,563)	(1,381)
Changes in operating assets and liabilities:
Decrease in interest receivable	1,926	1,067
Increase in other assets	(1,239)	(4,015)
Decrease in other liabilities	(2,945)	(433)

Net cash provided by operating activities	$19,936	$16,913

Investing Activities

Purchases of securities available for sale	(305,083)	(200,796)
Proceeds from maturing and principal repayments on securities available for sale	242,485	188,751
Proceeds from sale of securities available for sale	104,332	2,040
Proceeds from sale of loans	12,016	104,324
Net increase in loans receivable	(20,734)	(116,796)
Proceeds from sale of other real estate	4,029	3,881
Improvements capitalized to other real estate	(506)	(263)
Purchases of premises and equipment	(1,983)	(1,394)
Proceeds from sales of premises and equipment	3,237	62
Purchase of bank owned life insurance	—	(50,000)
Net increase in federal funds sold and securities purchased under agreements to resell	(27,025)	(31,900)

Net cash provided by (used in) investing activities	$10,768	$(102,091)

See accompanying notes to consolidated financial statements.

	Six-month periods ended June 30,
Dollars in thousands	2003	2002

Financing Activities

Net increase in deposits	$5,312	$115,727
Net increase (decrease) in certificates of deposits	(14,535)	122,221
Proceeds from FHLB advances, securties sold under agreements to repurchase, and other borrowings	469,551	2,543,963
Repayment of FHLB advances, securities sold under agreements to repurchase, and other borrowings	(512,419)	(2,666,931)
Proceeds from re-issuance of guaranteed subordinated debt	4,373	—
Purchase of InterWest Capital Trust I - capital securities	—	(1,500)
Dividends paid to shareholders	(4,710)	(4,363)
Issuance of common stock from exercise of stock options	5,876	1,497
Purchase and retirement of common stock	(2,770)	(14,435)

Net cash provided by (used in) financing activities	$(49,322)	$96,179

Net increase (decrease) in cash and cash equivalents	(18,618)	11,001

Cash and due from banks:
Beginning of year	100,002	58,625
End of year	$81,384	$69,626

Supplemental Disclosures of Cash Flow Information

Cash paid during the year for:
Interest	$28,950	$33,257
Income taxes	165	11,500

Non-cash investing and financing activities:
Loans receivable transferred to other real estate	$2,856	$3,796
ESOP debt repayment	—	543

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

The unaudited consolidated financial statements include the accounts of Pacific Northwest Bancorp and its wholly owned subsidiaries (collectively PNWB).  As of June 30, 2003, Pacific Northwest Bancorp’s wholly owned subsidiaries were Pacific Northwest Bank, InterWest Capital Trust I and Pacific Northwest Statutory Trust I.  All material inter-company transactions and balances have been eliminated in consolidation.

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation are reflected in the unaudited interim consolidated financial statements.  The consolidated statements of income for the three and six-month periods ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.  For further information, refer to the consolidated financial statements and footnotes filed on the Form 10-K for the most recent annual period ended December 31, 2002.

NOTE B RECLASSIFICATIONS

Certain reclassifications have been made to prior financial statements to conform to current presentation. The effects of the reclassifications are not considered material.

NOTE C BUSINESS COMBINATION

On May 20, 2003, PNWB announced that it had signed an Agreement and Plan of Reorganization with Wells Fargo & Company, a Delaware corporation (“Wells Fargo”). Under the terms of the agreement, a wholly-owned subsidiary of Wells Fargo will be merged with and into PNWB. PNWB will survive the merger and become a wholly owned subsidiary of Wells Fargo. Each share of PNWB common stock outstanding immediately prior to the closing of the merger will be converted and exchanged into Wells Fargo common stock with a value of $35.00, based on the average of the closing prices of Wells Fargo common stock on the New York Stock Exchange as reported by Bloomberg, L.P. for each of the 20 consecutive trading days prior to the special meeting of PNWB’s shareholders to vote on the merger. The agreement with Wells Fargo limits certain lending and investing activities of PNWB without the prior approval of Wells Fargo and requires PNWB to pay Wells

Fargo a $30 million termination fee if the merger is not completed by reason of PNWB having received a superior competing acquisition proposal, and the failure of PNWB’s board of directors to recommend approval or call a special meeting of PNWB shareholders to vote on the merger prior to December 15, 2003, as required by the agreement.

The merger is subject to several conditions, including receipt of applicable regulatory approvals and approval by shareholders of PNWB. Management expects the merger to close by the end of the third quarter 2003.

NOTE D STOCK BASED COMPENSATION

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

		Three-months ended June 30,		Six-months ended June 30,
Dollars in thousands, except per share amounts		2003	2002	2003	2002

Net income, as reported		$8,220	$7,912	$16,602	$15,476
Less:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax related effects	250	359	513	753
Pro forma net income		$7,970	$7,553	$16,089	$14,723

Earnings per share:
Basic - as reported		$0.48	$0.52	$0.98	$1.00
Basic - pro forma		$0.47	$0.50	$0.95	$0.95

Diluted - as reported		$0.47	$0.50	$0.95	$0.98
Diluted - pro forma		$0.45	$0.48	$0.92	$0.93

NOTE E  NET INCOME PER SHARE

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

The following table presents the computation of basic and diluted net income per share for the three- and six-month periods ended June 30:

	Three months		Six months
Dollars in thousands, except per share amounts	2003	2002	2003	2002

Numerator:

Net income	$8,220	$7,912	$16,602	$15,476

Denominator:

Denominator for basic net income per share - Weighted average shares	16,967,621	15,353,873	16,910,123	15,443,721
Effect of dilutive securities:
Stock options	665,275	456,355	647,438	395,898
Denominator for diluted net income per share - Weighted average shares and assumed conversion of dilutive stock options	17,632,896	15,810,228	17,557,561	15,839,619

Basic net income per share	$0.48	$0.52	$0.98	$1.00

Diluted net income per share	$0.47	$0.50	$0.95	$0.98

NOTE F BUSINESS SEGMENT INFORMATION

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

As a result of these organizational and system changes, the financial information that is used by the chief operating decision maker in allocating resources and assessing performance is only provided for one reportable segment for the three and six-month periods ended June 30, 2003 and 2002.

NOTE G  SECURITIES PLEDGED UNDER AGREEMENTS TO REPURCHASE

PNWB has sold certain securities of the U.S. government and its agencies and other approved investments under agreements to repurchase.  The securities sold were classified as securities available for sale with an estimated fair value of $73.1 million and $82.2 million as of June 30, 2003 and December 31, 2002, respectively.

NOTE H  OFF BALANCE SHEET LOAN COMMITTMENTS

As of June 30, 2003, PNWB had approximately $197.0 million in real estate loan commitments to extend credit.  Other loan commitments to extend credit, which include commercial and consumer lines of credit, totaled approximately $539.8 million as of June 30, 2003.  Outstanding commitments to extend credit under standby letters of credit and commercial letters of credit totaled approximately $63.4 million and $16.2 million, respectively, as of June 30, 2003.

NOTE I  ACCOUNTING CHANGES

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. The Interpretation provides guidance on how to identify a variable interest and determine when the assets, liabilities, noncontrolling interests and results of operations of a variable interest entity should be consolidated by the primary beneficiary. The primary beneficiary is the enterprise that will absorb a majority of the variable interest entity’s expected losses or receive a majority of the expected residual returns as a result of holding variable interests. The recognition and measurement provisions of this Interpretation apply at inception to any variable interest entities formed after January 31, 2003, and become effective for existing variable interest entities on the first interim or annual reporting period beginning after June 15, 2003. However, qualifying special-purpose entities defined under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, are not required to be consolidated in the financial statements of a transferor. The Company adopted the provisions of FIN 46 for variable interest entities formed on or after February 1, 2003, which did not have a material effect on the Company’s consolidated financial statements. The Company will adopt the provisions of FIN 46 for existing variable interest entities on July 1, 2003, which will result in the deconsolidation of InterWest Capital Trust I and Pacific Northwest Statutory Trust I.

On May 15, 2003, the FASB issued SFAS No. 150 (“FAS 150”), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS 150 requires that certain financial instruments, which under previous guidance could be accounted for as equity, be classified as liabilities in statements of financial position. FAS 150 represents a significant change in practice in accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective for the Company at the beginning of the first interim period beginning after June 15, 2003. Adoption of the Statement did not result in an impact on the Company’s statement of financial position or results of operations.

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

OVERVIEW

Headquartered in Seattle, Washington, Pacific Northwest Bancorp is a Washington based bank holding company providing financial services through its commercial banking subsidiary, Pacific Northwest Bank.  Pacific Northwest Bank operates 58 Financial Centers in the Pacific Northwest, including the metropolitan areas of Seattle and Bellevue, Washington, and Portland, Oregon, and other areas of western and central Washington. Pacific Northwest Bank offers a wide range of financial services to businesses and individuals in its market area, including investment products available through its subsidiary, Pacific Northwest Financial Services, Inc. and insurance products available through its subsidiary, Pacific Northwest Insurance Agency, Inc. As part of the migration to a commercial bank, PNWB has made significant progress in restructuring its balance sheet since mid-2000 so that it is more reflective of a commercial bank.

PNWB is currently involved in a pending merger with Wells Fargo & Company (“Wells Fargo”) (see details in footnote C). The merger is subject to several conditions, including receipt of applicable regulatory approvals and approval by PNWB shareholders, as well as a $30 million termination fee if the merger is not finalized for reasons defined in the merger agreement. Management expects the merger to close late in the third quarter of 2003.

RESULTS OF OPERATIONS

PNWB had net income of $8.2 million for the three-month period ended June 30, 2003, compared to $7.9 million for the three-month period ended June 30, 2002.  Diluted net income per share was $0.47 for the three-month period ended June 30, 2003 and $0.50 for the same period in 2002. PNWB’s return on average shareholders’ equity was 12.05 percent for the three-month period ended June 30, 2003, compared to 15.78 percent for the three-month period ended June 30, 2002.  PNWB’s return on average assets was 1.06 percent for the three-month period ended June 30, 2003, compared to 1.12 percent for the three-month period ended June 30, 2002.

PNWB had net income of $16.6 million for the six-month period ended June 30, 2003 compared to $15.5 million for the six-month period ended June 30, 2002.  Diluted net income per share was $0.95 for the six-month period ended June 30, 2003, compared to $0.98 for the six-month period ended June 30, 2002.  PNWB’s return on average shareholders’ equity was 12.37 percent for the six-month period ended June 30, 2003, compared to 15.40 percent for the six-month period ended June 30, 2002. PNWB’s return on average assets was 1.07 percent for the six-month period ended June 30, 2003, compared to 1.11 percent for the six-month period ended June 30, 2002.

The following table summarizes net income, net income per share and key financial ratios for the three- and six-month periods ended June 30:

	Three months		Six months
Dollars in thousands, except per share amounts	2003	2002	2003	2002

Net income	$8,220	$7,912	$16,602	$15,476

Basic net income per share	$0.48	$0.52	$0.98	$1.00

Diluted net income per share	$0.47	$0.50	$0.95	$0.98

Return on average shareholders’ equity	12.05%	15.78%	12.37%	15.40%

Return on average assets	1.06%	1.12%	1.07%	1.11%

Net interest margin	3.59%	4.12%	3.74%	4.19%

Efficiency ratio	58.13%	57.77%	57.93%	58.00%

Net Interest Income |PNWB’s net income is significantly affected by changes in net interest income, which is the interest income received on loans receivable and other interest-earning assets less the interest expense on deposits and borrowings. PNWB’s net interest income is sensitive to changes in interest rates.  Net interest income before the provision for losses on loans was $25.3 million for the three-month period ended June 30, 2003 and $27.0 million for the same period in 2002. Net interest income before the provision for losses on loans was $52.7 million for the six-month period ended June 30, 2003 and $54.4 million for the same period in 2002.

Net interest margin, which is net interest income divided by average interest-earning assets, was 3.59 percent for the three-month period ended June 30, 2003, compared to 4.12 percent for the three-month period ended June 30, 2002. Net interest margin was 3.74 percent and 4.19 for the six-month periods ended June 30, 2003 and 2002, respectively. Net interest margin decreased as a result of PNWB’s asset sensitive position in the low and decreasing interest rate environment during the past year. The decrease in net interest margin in 2003 is due primarily to accelerated prepayments on mortgage backed investment securities and single-family residential mortgage loans. In addition, new loans have been added to the loan portfolio at lower rates that were not fully offset by deposit re-pricing.

Interest income was $40.7 million for the three-month period ended June 30, 2003, compared to $45.0 million for the three-month period ended June 30, 2002. This decrease was primarily due to lower yields earned on loans and securities, partially offset by increases in volume in the loan portfolio during the second quarter of 2003. The yield on interest-earning assets was 5.76 percent and 6.86 percent for the three-month periods ended June 30, 2003 and 2002, respectively. Interest income was $83.7 million and $89.9 million for the six-month periods ended June 30, 2003 and 2002, respectively. The yield on interest-earning assets was 5.94 percent for the six-month period ended June 30, 2003 and 6.93 percent for the six-month period ended June 30, 2002.

Interest expense was $15.3 million for the three-month period ended June 30, 2003, compared to $18.0 million for the three-month period ended June 30, 2002.  Interest expense was $31.1 million for the six-month period ended June 30, 2003 compared to $35.5 million for the same period in 2002. The decrease in interest expense was primarily due to a decrease in the cost of funds as a result of reductions of market interest rates and management’s restructuring of the funding base. This included an increase in average non-interest bearing deposits of $96 million. The average balances of lower-costing deposits increased while the higher-costing borrowings decreased from the first quarter of 2003. The cost of funds was 2.47 percent for the three-month period ended June 30, 2003, compared to 3.03 percent for the same period in 2002.  The cost of funds was 2.51 percent and 3.08 percent for the six-month periods ended June 30, 2003 and 2002 respectively.

Average Rates and Balances | The following table indicates the average balance and average interest rates earned or paid, interest rate spread and net interest margin for the three-month periods ended June 30:

	2003		2002
Dollars in thousands	Average Balance	Rate	Average Balance	Rate

Loans receivable and loans held for sale	$2,048,507	6.63%	$1,855,023	7.46%
Securities available for sale, securities held to maturity and other interest-earning assets	786,601	3.48%	770,341	5.43%

Total interest-earning assets	2,835,108	5.76%	2,625,364	6.86%

Interest-bearing deposits	1,663,258	1.79%	1,567,378	2.49%
FHLB advances, securities sold under agreements to repurchase and other borrowings	830,634	3.82%	810,035	4.07%

Total interest-bearing liabilities	2,493,892	2.47%	2,377,413	3.03%

Non-interest-bearing deposits	$320,986		$224,498

Net interest spread		3.29%		3.83%
Net interest margin		3.59%		4.12%

The following table indicates the average balance and average interest rates earned or paid, interest rate spread and net interest margin for the six-month periods ended June 30:

	2003		2002
Dollars in thousands	Average Balance	Rate	Average Balance	Rate

Loans receivable and loans held for sale	$2,038,757	6.75%	$1,847,448	7.51%
Securities available for sale, securities held to maturity and other interest-earning assets	795,831	3.88%	756,527	5.52%

Total interest-earning assets	2,834,588	5.94%	2,603,975	6.93%

Interest-bearing deposits	1,671,688	1.83%	1,478,010	2.54%
FHLB advances, securities sold under agreements to repurchase and other borrowings	826,909	3.87%	848,469	4.02%

Total interest-bearing liabilities	2,498,597	2.51%	2,326,479	3.08%

Non-interest-bearing deposits	$311,907		$225,562

Net interest spread		3.43%		3.85%
Net interest margin		3.74%		4.19%

The following table provides information on changes in net interest income for the periods that are attributable to changes in interest rates and changes in volume:

	Three-month periods ended June 30, 2003 vs. 2002 Increase (Decrease) Due to changes in			Six-month periods ended June 30, 2003 vs. 2002 Increase (Decrease) Due to changes in
Dollars in thousands	Rate	Volume	Total	Rate	Volume	Total

Interest-earning assets

Loans receivable and loans held for sale	$(4,034)	3,416	$(618)	$(10,950)	10,393	$(557)

Securities available for sale, securities held to maturity and other interest-earning assets	(3,830)	216	(3,614)	(7,398)	1,963	(5,435)

Total net change in income on interest-earning assets	(7,864)	3,632	(4,232)	(18,348)	12,356	(5,992)

Interest-earning liabilities

Interest-bearing deposits	2,895	(574)	2,321	7,336	(3,907)	3,429

FHLB advances, securities sold under agreements to repurchase and other borrowings	515	(206)	309	614	427	1,041

Total net change in expense on interest-bearing liabilities	3,410	(780)	2,630	7,950	(3,480)	4,470

Net change in interest income	$(4,454)	2,852	$(1,602)	$(10,398)	8,876	$(1,522)

Provision for losses on loans | The provision for losses on loans was $1.3 million for the three-month period ended June 30, 2003 compared to $1.7 million for the three-month period ended June 30, 2002. The provision for losses on loans was $2.5 million for the six-month period ended June 30, 2003 compared to $3.4 million for the same period in 2002. The level of the provision was based on management’s evaluation of the current Pacific Northwest regional economy and its resulting impact on the loan portfolio. The level of provision for the three and six-month periods was lower than the same periods of 2002 as a result of our quarterly assessment of the risk inherent within our loan portfolio in consideration with the level of the allowance for losses on loans. Management continues to assess the level of the provision for loan losses based on the known and inherent risk characteristics in the loan portfolio.  These risk characteristics include changes in the size and composition of the loan portfolio, delinquency levels, actual loan loss experience, detailed analysis of individual loans for which full collectibility may not be assured, and current economic conditions in PNWB’s market area.

Non-interest Income | Non-interest income was $5.7 million for the three-month period ended June 30, 2003, compared to $5.4 million for the three-month period ended June 30, 2002.  The increase was primarily due to higher service fees, a gain on sale of investment securities, partially offset by a decrease in gains on sale of loans. Non-interest income was $11.2 million for the six-month period ended June 30, 2003 and $9.9 million for the same period in 2002. This increase was primarily due to an increase of $1.5 million increase in service fees and an increase of $623,000 in bank owned life insurance income from the same period last year.

Service fees increased to $4.2 million for the quarter ended June 30, 2003 compared to $3.3 million for the same quarter in 2002 primarily as a result of the Bank of the Northwest acquisition completed November 13, 2002.  Service fees were $8.0 million for the six-month period ended June 30, 2003 compared to $6.5 million for the same period in 2002.  The majority of the increase was seen in deposit and loan service fees.

During the second quarter of 2002, PNWB implemented the financial strategy to purchase $50.0 million of BOLI on certain key employees. PNWB is the beneficiary of these BOLI contracts and the proceeds from the death benefit payments will be used to offset the cost of employee benefits. In addition, PNWB added another $5.3 million of BOLI through the BKNW acquisition in November 2002. BOLI income was $538,000 for the second quarter of 2003, compared to $499,000 for the same period in 2002. BOLI income was $1.1 million for the first half of 2003 compared to $499,000 for the same period in 2002. The investment in BOLI increased to $58.1 million as of June 30, 2003 from $50.5 million one year ago.

Gain on sale of securities available for sale increased to $247,000 for the quarter ended June 30, 2003 compared to $40,000 for the same quarter in 2002. Gain on sale of securities available for sale was $245,000 for the six-month period ended June 30, 2003 compared to $40,000 for the same period in 2002.

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

Non-interest Expense | Non-interest expense was $18.0 million for the three-month period ended June 30, 2003, compared to $18.7 million for the three-month period ended June 30, 2002. Non-interest expense was $37.0 million for the six-month period ended June 30, 2003 compared to $37.3 million for the same period one year ago. The decrease from prior period is due partially to the reversal of an accrual for $619,000 related to the termination of an employment contract that did not require cash payment.

General and administrative expenses were $3.9 million for the quarter ended June 30, 2003, compared to $4.3 million for the quarter ended June 30, 2002. General and administrative expenses were $8.0 million for the first half of 2003 compared to $8.6 million for the same period in 2002. The decrease from the second quarter of 2002 was primarily due to lower mortgage banking related expenses and management’s initiatives for cost reductions.

The efficiency ratio is computed by dividing total operating expenses by net interest income and non-interest income.  An increase in the efficiency ratio indicates that more resources are being utililized to generate the same volume of income while a decrease would indicate a more efficient allocation of resources.  The efficiency ratio for the three-month period ended June 30, 2003 was 58.1 percent, compared to 57.8 percent for the three-month period ended June 30, 2002.  The efficiency ratio for the six-month period ended June 30, 2003 was 57.9 percent compared to 58.0 percent for the six-month period ended June 30, 2002.

Income Tax Expense | Income tax expense was $3.5 million for the three-month period ended June 30, 2003, compared to $4.1 million for the three-month period ended June 30, 2002.  Income tax expense was $7.8 million and $8.1 million for the six-month periods June 30, 2003 and 2002, respectively. The effective tax rate was 30.0 percent and 34.0 percent for the three-month periods ended June 30, 2003 and 2002, respectively.  The effective tax rate was 31.9 percent and 34.5 percent for the six-month periods ended June 30, 2003 and 2002 respectively. The decrease in income tax expense from prior periods was due primarily to a decrease in estimated taxable income in 2003.

REVIEW OF FINANCIAL CONDITION

PNWB’s consolidated assets were $3.1 billion as of June 30, 2003, and December 31, 2002.

Securities | As of June 30, 2003, PNWB had $738.3 million of securities available for sale, compared to $788.5 million as of December 31, 2002.

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

Securities classified as available for sale are reported at estimated fair value, with unrealized gains (net of income taxes) reported in accumulated other comprehensive income/(loss), a separate component of shareholders’ equity. Periodically management assesses the gross unrealized losses in the securities portfolio and determines whether the losses were temporary or other than temporary. During this process, PNWB considers (1) recent performance of the security, (2) the credit rating of the security, (3) the amount of credit support available for the security, if any, (4) circumstances contributing to the decline in value, (5) the length of time and extent to which the fair value has been less than cost or carrying value, and (6) the intent and ability of PWNB to retain the investment for a period of time sufficient to allow for anticipated recovery. In consideration of the above factors, management deems the gross unrealized losses in PNWB’s securities portfolio as of June 30, 2003 to be temporary.

Loans Held for Sale | Loans held for sale totaled $13.8 million as of June 30, 2003 compared to $25.6 million as of December 31, 2002.  Loans held for sale are primarily construction loans, single-family mortgage loans, and loans originated under the Small Business Administration program.  Loans held for sale are carried at the lower of cost or estimated fair value in aggregate.  Loans held for sale are typically sold to other financial institutions. The significant decrease from December 31, 2002 is due to loans sold during the first half of 2003 and the fact that the mortgage banking function is now outsourced.

Net Loans Receivable | Net loans receivable were $2.02 billion as of June 30, 2003, compared to $2.00 billion as of December 31, 2002.  We continue to experience moderate growth in the commercial loan portfolio despite the sluggish economic conditions in our market area.

Total commercial loans outstanding increased to $1.51 billion or 73.6 percent of the loan portfolio as of June 30, 2003, compared to $1.39 billion or 68.3 percent as of December 31, 2002. The growth since December 31, 2002 in the commercial loan portfolio was primarily in the commercial real estate loan category.

Single-family residential mortgage loans outstanding decreased to $173.3 million as of June 30, 2003 compared to $231.2 million as of December 31, 2002.  The decrease was primarily due to early payoffs associated with the current interest rate environment and management’s decision not to originate and retain single-family mortgage loans in our loan portfolio.

The following table sets forth the composition of PNWB’s loan portfolio by type as of the dates indicated:

Dollars in thousands	June 30, 2003	December 31, 2002

Commercial loans:
Commercial	$572,212	$571,283
Commercial real estate	889,434	770,413
Agriculture	52,326	51,653
Total commercial loans:	1,513,972	1,393,349

Single-family residential	173,302	231,232
Real estate construction	238,145	274,581
Consumer loans	129,680	139,784
	2,055,099	2,038,946
Less:
Allowance for losses on loans	27,433	26,940
Deferred loan fees and discounts	8,781	9,193
Net loans receivable	$2,018.885	$2,002,813

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

Non-accrual loans totaled $19.0 million as of June 30, 2003 compared to $11.9 million as of December 31, 2002. Other real estate was $6.3 million as of June 30, 2003 compared to $7.2 million as of December 31, 2002. Total non-performing assets, including non-accrual loans and other real estate, totaled $25.3 million or 0.82 percent of consolidated assets as of June 30, 2003, compared to $19.1 million or 0.61 percent of consolidated assets as of December 31, 2002.  The increase in non-accrual loans from December 31, 2002 is due primarily to one borrower with loan balances of approximately $8.5 million at June 30, 2003.

The following table summarizes non-performing assets as of the dates indicated:

Dollars in thousands	June 30, 2003	December 31, 2002

Non-accrual loans

Commercial loans:
Commercial	$6,560	$5,562
Commercial real estate	8,635	657
Agriculture	1,095	1,658
Total commercial loans:	16,290	7,877

Single-family residential	2,322	3,733
Real estate construction	235	130
Consumer loans	148	173

Total non-accrual loans	18,995	11,913

Other real estate	6,323	7,152

Total non-performing assets	$25,318	$19,065

Allowance for Losses on Loans | The allowance for losses on loans was $27.4 million or 1.34 percent of loans receivable as of June 30, 2003, compared to $26.9 million or 1.33 percent of loans receivable as of December 31, 2002.  Net loan charge-offs were $2.0 million or 0.20 percent (annualized) of the average balance of loans outstanding for the six-month period ended June 30, 2003, compared to $1.6 million or 0.17 percent (annualized) of the average balance of loans outstanding for the six-month period ended June 30, 2002.

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

PNWB’s allowance for losses on loans is allocated to specific loans, certain loan categories based on the relative risk characteristics, asset classifications and actual loss experience of the loan portfolio.  Although the allocation of the allowance for losses on loans is an important credit management tool, the entire allowance for losses on loans is available for the entire loan portfolio.  Management reviewed the allocations in the various loan categories and believes the allowance for losses on loans was adequate as of June 30, 2003.

The following tables summarize the activity in allowance for losses on loans during the three- and six-month periods ended June 30:

	Three months		Six months
Dollars in thousands	2003	2002	2003	2002

Allowance as of beginning of period	$27,080	$21,099	$26,940	$20,123

Provision for losses on loans	1,250	1,700	2,500	3,400

Recoveries	85	115	227	245

Charge-offs	(982)	(986)	(2,234)	(1,840)

Allowance as of end of period	$27,433	$21,928	$27,433	$21,928

Goodwill and Other Intangible Assets | Goodwill and other intangible assets totaled $77.4 million or 2.50 percent of total assets and 28.2 percent of total shareholder’s equity as of June 30, 2003. Goodwill and other intangible assets totaled $78.2 million or 2.50 percent of total assets and 29.9 percent of total shareholder’s equity as of December 31, 2002. The decrease in goodwill and other intangible assets is due to amortization of mortgage servicing intangibles and core deposit intangibles.

Goodwill arising from acquisitions represents the excess of the purchase price over the estimated fair value of net assets acquired. Prior to 2002, goodwill was amortized using the straight-line method over periods not exceeding twenty years.  Effective January 1, 2002, upon adoption of SFAS No. 142 “Accounting for Goodwill and Other Intangible Assets”, PNWB no longer amortizes its goodwill. PNWB reviews its goodwill for impairment annually or more frequently if impairment indicators arise.  PNWB’s annual goodwill impairment evaluation in the fourth quarter of 2002 indicated no impairment of goodwill.

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

Goodwill and other intangible assets consisted of the following as of the dates indicated:

Dollars in thousands	June 30, 2003	December 31, 2002

Goodwill	$67,732	$67,732
Mortgage servicing intangibles	572	836
Core deposit intangibles	9,106	9,669
	$77,410	$78,237

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

Non-interest-bearing deposits were $395.5 million as of June 30, 2003 compared to $345.6 million as of December 31, 2002.  Non-interest-bearing deposits represented 19.4 percent and 16.8 percent of total deposits as of June 30, 2003 and December 31, 2002, respectively.  Interest-bearing transaction accounts (which include interest-bearing checking, money market and savings accounts) totaled $859.4 million as of June 30, 2003 compared to $904.0 million as of December 31, 2002.  Interest-bearing transaction accounts represented 42.0 percent of total deposits as of June 30, 2003, compared to 44.0 percent as of December 31, 2002.

Certificates of deposit totaled $790.2 million as of June 30, 2003, compared to $804.7 million as of December 31, 2002.  Certificates of deposit represented 38.6 percent of total deposits as of June 30, 2003, compared to 39.2 percent as of December 31, 2002. The increase in the core deposit balances (which include non-interest bearing and non-interest bearing transactional accounts) and the decrease in certificate of deposit balance reflect management’s efforts to restructure the deposit portfolio as a means to reduce the costs of funds.

The following table sets forth the balances of deposits by account type as of the dates indicated:

Dollars in thousands	June 30, 2003	December 31, 2002

Non-interest-bearing deposits	$395,459	$345,571
Interest-bearing checking accounts	264,073	263,591
Money market accounts	485,054	531,698
Savings accounts	110,307	108,721
Certificates of deposit	790,194	804,729

Total	$2,045,087	$2,054,310

FHLB Advances and Securities Sold Under Agreements to Repurchase | PNWB borrows through advances from the Federal Home Loan Bank (FHLB) and securities sold under agreements to repurchase with third parties. These borrowing sources decreased to $687.4 million as of June 30, 2003 compared to $730.3 million as of December 31, 2002.  With less funds invested in available for sale securities due to the low return, more cash is available, thus requiring less need for these types of borrowings.

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

Other borrowings | Other borrowings were $10.1 million as of June 30, 2003 and December 31, 2002.  The balances were comprised primarily of notes from another financial institution. This borrowing qualifies as Tier II capital under the capital guidelines of the Federal Reserve Board.

Guaranteed Preferred Beneficial Interests in Subordinated Debt  | On September 26, 2002, $12 million of Capital Securities were issued by Pacific Northwest Statutory Trust I (the Trust).  The Trust is a business trust organized in September 2002, and Bancorp owns 100 percent of the common equity of the Trust.  The proceeds of the offering were invested by the Trust in junior subordinated debentures of Pacific Northwest Bancorp.  The debentures held by the Trust are the sole assets of Pacific Northwest Statutory Trust I.  The Capital Securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures.  The debentures will not mature earlier than September 26, 2007, and not later than September 26, 2012. The interest rate on the Capital Securities is based upon three-month LIBOR plus 3.55 percent and adjusts on a quarterly basis.  As of June 30, 2003, the interest rate on the Capital Securities was 4.83 percent.  Pacific Northwest Bancorp entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees.  Upon the adoption of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (ARB) No. 51, on July 1, 2003, the Trusts will be deconsolidated from the financial statements of the Company. Adoption of the provision FIN 46 will not have a significant impact on our consolidated financial statements.

On November 15, 1999, $40 million of 9.875 percent Capital Securities were issued by InterWest Capital Trust I (the Trust I).  The Trust I is a business trust organized in November 1999, and Bancorp owns 100 percent of the common equity of the Trust I.  The proceeds of the offering were invested by the Trust I in junior subordinated debentures of Bancorp.  The debentures held by the Trust I are the sole assets of the Trust I. At the Bancorp’s option, the debentures will not mature earlier than November 15, 2009, and not later than November 15, 2029.  After November 15, 2019, the debentures can be redeemed at par value. Distributions on the capital securities issued by the Trust I are payable semiannually at 9.875 percent per annum, which is equal to the interest rate being earned by the Trust I on the debentures it held.  The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. Bancorp has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees. The capital securities qualify as Tier I capital under the capital guidelines of the Federal Reserve Board.  Pacific Northwest Bancorp purchased $4.0 million of the capital securities (guaranteed subordinated debt) during 2002 and the $4.0 million capital securities were subsequently reissued at a premium of $372,500 during the first quarter of 2003.  The premium will be amortized using the straight-line method through November 9, 2009. Upon the adoption of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (ARB) No. 51, on July 1, 2003, the Trusts will be deconsolidated from the financial statements of the Company. Adoption of the provision FIN 46 will not have a significant impact on our consolidated financial statements.

Shareholders’ Equity | PNWB is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors.  PNWB manages various capital levels at both the holding company and subsidiary bank level to maintain adequate capital ratios and levels in accordance with external regulations and capital guidelines established by the Board of Directors.

On January 28, 2003, the Board of Directors of Pacific Northwest Bancorp authorized the purchase of up to five percent of Pacific Northwest Bancorp’s outstanding shares of common stock over the next twelve months. As of June 30, 2003 PNWB repurchased, on the open market, a total of 104,291 shares at an average price of $27.56.

PNWB’s total shareholders’ equity was $273.9 million as of June 30, 2003, compared to $261.6 million as of December 31, 2002.  The increase in shareholders’ equity during the first six months of 2003 was primarily due to net income of $16.6 million, stock issued under stock option plans of $5.9 million, a tax deduction on stock option exercises of $1.6 million, offset by the decrease in the estimated fair value of securities available for sale of $4.3 million (net of tax), cash dividends declared of $0.28 per share or $4.8 million, and repurchases of common stock totaling $2.8 million.  Book value per share was $16.03 as of June 30, 2003, compared to $15.57 as of December 31, 2002.

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

Pacific Northwest Bancorp is subject to risk-based capital guidelines issued by the FRB, which establish a risk-adjusted ratio relating capital to different categories of assets.  Tier I capital is comprised of shareholders’ equity and guaranteed preferred beneficial interests in subordinated debt less certain intangibles, and excludes the equity impact of adjusting securities available for sale to estimated fair value. Total capital is Tier I capital, the allowance for losses on loans and certain long-term debt that qualifies for inclusion as regulatory capital.  The FRB’s risk-based capital rules have been supplemented by a leverage capital ratio, defined as Tier I capital to adjusted quarterly average total assets.  As of June 30, 2003, under the FRB’s capital guidelines, PNWB’s levels of consolidated regulatory capital exceeded the FRB’s well-capitalized requirements.  The capital amounts and ratios for Pacific Northwest Bancorp and Pacific Northwest Bank as of June 30, 2003 and December 31, 2002, are presented in the following table:

CAPITAL RATIOS

	Amount		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2003

Pacific Northwest Bancorp:
Total capital (to risk-weighted assets)	$284,685	11.66%	$195,382	8.0%	$244,228	10.0%
Tier I capital (to risk-weighted assets)	246,867	10.11%	97,691	4.0%	146,537	6.0%
Tier I capital (to average assets)	246,867	8.21%	120,311	4.0%	150,389	5.0%

Pacific Northwest Bank:
Total capital (to risk-weighted assets)	$272,109	11.23%	$193,789	8.0%	$242,236	10.0%
Tier I capital (to risk-weighted assets)	244,286	10.08%	96,894	4.0%	145,342	6.0%
Tier I capital (to average assets)	244,286	8.08%	120,931	4.0%	151,163	5.0%

	Amount		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2002

Pacific Northwest Bancorp:
Total capital (to risk-weighted assets)	$264,965	11.03%	$192,262	8.0%	$240,328	10.0%
Tier I capital (to risk-weighted assets)	227,653	9.47%	96,131	4.0%	144,197	6.0%
Tier I capital (to average assets)	227,653	7.77%	117,201	4.0%	146,502	5.0%

Pacific Northwest Bank:
Total capital (to risk-weighted assets)	$257,462	10.80%	$190,747	8.0%	$238,434	10.0%
Tier I capital (to risk-weighted assets)	230,150	9.65%	95,374	4.0%	143,060	6.0%
Tier I capital (to average assets)	230,150	7.87%	116,902	4.0%	146,128	5.0%

As of June 30, 2003, Pacific Northwest Bancorp and Pacific Northwest Bank were in compliance with well-capitalized capital requirements. Management believes that under the current regulations the Bank and the Bancorp will continue to meet well-capitalized capital requirements in the foreseeable future.  However, events beyond the control of the Bank and Bancorp, such as a downturn in the economy in areas where Pacific Northwest Bank has most of its loans, could adversely affect future earnings and, consequently, the ability of Pacific Northwest Bank to meet future well-capitalized capital requirements.

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

The analysis of liquidity also includes a review of PNWB’s consolidated statement of cash flows for the six-month period ended June 30, 2003.  The consolidated statement of cash flows details PNWB’s operating, investing and financing activities during the period.  The most significant items under operating activities include net income of $16.6 million for the six-month period ended June 30, 2003, an increase in other assets of $1.2 million, and a decrease in accrued expenses and other liabilities of $2.9 million.  Also included in operating activities are the add-back of non-cash depreciation, amortization of intangible assets, provision for losses of loans, and amortization of premium on investments totaling $9.1 million. Investing activities included purchases of securities available for sale of $305.1 million, proceeds from maturing and principal repayments on securities available for sale of $242.5 million, and proceeds from sale of securities available for sale of $104.3 million. During the period, financing activities included $42.9 million in borrowing repayments, net of borrowing proceeds, a $9.2 million net decrease in deposits, $4.4 million of cash proceeds from re-issuance of guaranteed subordinated debt, $3.1 million of proceeds received related to the issuance of stock, net of stock repurchased, and $4.7 million paid in cash dividends to shareholders.

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

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report and pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), PNWB’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness and design of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed by the Company, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

In addition and as of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter to which this report relates that have materially affected or are reasonably likely to materially affect, the internal control over financial reporting.

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

Item 4.        Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Pacific Northwest Bancorp (“Meeting”) was held on April 22, 2003.  The results of the vote on the matters presented at the Meeting are as follows:

(1)           Election of Directors

	Term to Expire	Votes For	Votes Withheld
Daniel J. Durkin	2006	13,003,944	529,912
Robert D. Krause	2006	13,013,767	520,089
C. Stephen Lewis *	2006	12,772,413	761,443

* Mr. Lewis was re-elected

The terms of Directors Gary M. Bolyard, Larry Carlson, Michael T. Crawford, Patrick M. Fahey, Jean Gorton, Clark H. Mock, Stephen M. Walden, and Betty Woods continued after the meeting.

(2)           The Pacific Northwest Bancorp 2003 Long-Term Stock Incentive Plan was adopted. The votes for were 7,618,274 and the votes withheld were 2,164,396.

Item 5 is not applicable and has been omitted.

Item 6.        Exhibits and Reports on Form 8-K

(a)        Exhibits

3.1	Articles of Incorporation of Pacific Northwest Bancorp (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).
3.2	Bylaws of Pacific Northwest Bancorp (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).
3.3	Amendment to the Bylaws of Pacific Northwest Bancorp (incorporated by reference to Exhibit 3.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
10	Material contracts of Pacific Northwest Bancorp (incorporated by reference to Exhibits 10.1 through 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10	Material contracts of Pacific Northwest Bancorp (incorporated by reference to Exhibits 10.30 through 10.34 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).
10.35

Agreement and Plan of Reorganization dated May 19, 2003, with Wells Fargo & Company (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2003).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

PNWB filed a current report on Form 8-K on May 19, 2003. The report included under Item 5 of Form 8-K announced that an Agreement and Plan of Reorganization had been signed with Wells Fargo & Company.

PNWB filed a current report on Form 8-K on July 24, 2003. The report included under Item 5 of Form 8-K announced PNWB’s second quarter 2003 financial results and unaudited consolidated financial statements for the three and six-month periods ended June 30, 2003. A copy of the press release is attached as Exhibit 99.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC NORTHWEST BANCORP

		By:	/s/ Patrick M. Fahey
Patrick M. Fahey
President and Chief Executive Officer

/s/ Bette J. Floray
Bette J. Floray
Executive Vice President and Chief Financial Officer

Dated:	August 12, 2003